Form 10QSB
period 2000-03-31
HIV VAC INC
filed 2000-05-16
CIK 1082576

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 Commission File No.
000-30603
7

                          HIV-VAC, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            86-0876846
(State of organization) (I.R.S. Employer Identification No.)

12 Harben Court, Collingwood, Ontario Canada L9Y 4L8
(Address of principal executive offices)

Registrant's telephone number, including area code (705) 444-6317

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 35,209,672 shares of common stock outstanding and 10,000 shares of preferred stock outstanding as of May 12, 2000.
                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          HIV-VAC, INC
                    CONDENSED BALANCE SHEETS

                             ASSETS

                                  <          << <
                                 C         CC C
                                 >         >> >

                                   March         September
                                   31,          30,
                                      2000          1999   operatiinvestifinanci
                                                         ng     ng      ng
                                    (unaudi
                                     ted)
Current Assets                                             Change
  Cash                            $         $
                                   108,29       10,898
                                        1
  Note receivable
                                   10,553            - 10,55
                                                           3
          Total Current Assets      118,84
                                        4       10,898

Furniture and Equipment
                                   28,269            - 28,26
                                                           9

Other Assets
  Patent rights                     185,00
                                        0      185,000     -

          Total Assets            $ 332,11  $
                                        3      195,898

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                  <          <C  < <
                                 C         >   C C
                                 >            > >

Current Liabilities
  Notes payable                   $
                                   140,00          15,000 125,00
                                        0                     0
  Accrued liabilities                              150,416
                                   242,34                 91,927
                                        3
          Total Current                            165,416
Liabilities                        382,34
                                        3

Shareholders' Equity
Preferred stock, $0.01 par value;
1,000,000 shares authorized;
10,000 shares issued and               100
outstanding                                           100
Common stock, $0.001 par value;
50,000,000 shares authorized;                                 -
35,109,672 shares issued and        35,210
outstanding, respectively                          35,110     -
  Additional paid-in capital       (376,691)       326,791                  100
  Accumulated deficit             (462,231)        (191,519)         49900
                                   462,23
                                                      170,482
                                   50,230

  Less: subscription receivable                    (140,000)
                                        -
          Total Shareholders'      ( 50,230)        30,482

          Total Liabilities and   $             $    195,898
Shareholders' Equity               332,113

  The accompanying notes are an integral part of the financial statements.
                               -2-
                          HIV-VAC, INC.
               CONDENSED STATEMENTS OF OPERATIONS
                                .

                         <  <               <                < <              < <         <
                        C  C             C              C C            C C        C
                        >  >             >              > >            > >        >
                                Three        Three        Six          Six
                             months        months        months      months
                              ended        ended         ended        ended
                              March      March 31,       March        March
                            31, 2000        1999          31,          31,
                                                          2000        1999

Cost of Sales            $                                   $                $
                           -             -               -             -

          Gross Profit
                           -             -               -             -

Expenses
Selling, general and
administrative              155,680       37,001          270,148       37,001

  Depreciation
                           1,316         -               1,316         -
          Total Expenses
                           156,996       37,001          271,464       37,001

          Operating Loss  (156,996)   (  37,001)     (   271,464)     (37,001)

Other Income (Expenses)
  Interest income
                               749           -            752           -
Total Other Income
(Expense)                   749           -               752           -

          Net Loss       $(156,247)   (  37,001)   $ (  270,712)   $ ( 37,001)

Net Loss Per Common      $(0.01)         (0.01)        $ (0.01)     $   (0.01)

  The accompanying notes are an integral part of the financial statements.
                               -3-
                          HIV-VAC, INC.
               CONDENSED STATEMENTS OF CASH FLOWS

                                          < <                < <            <
                                         C C              C C           C
                                         > >              > >           >

                                               Six                Six
                                             months          months
                                             ended           ended
                                                March           March
                                              31,             31,
                                                2000            1999

Cash flows from operating activities  ;
  Net loss                                $ (270,712)    $ (37,001)
  Adjustments to reconcile net loss to
net
   cash used in operating activities:
    Depreciation expense
                                              1,316              -
    Decrease in intangible assets
        to net realizable value
                                             50,000              -
    Increase in notes receivable            (10,553)             -
    Increase (Decrease) in accrued
liabilites                                   91,927         ( 6,870)
             Net cash used by operating
                 Activities                 (138,022)     ( 43,871)

  Cash flow from from investing
activities:
   Increase in intangible assets            (50,000)             -
   Purchase of patent rights                      -              -
   Purchase of furniture and equipment      (79,585)      (185,000)

    Net cash used for investing
                 Activities                 (29,585)      (185,000)

Cash flows from financing activities:
    Proceeds from issuance of common
stock                                             -        205,041
    Proceeds from notes payable             125,000              -
    Proceeds from subcription receivable    140,000              -
    Proceeds from additional paid - in -          -              -
             Net cash provided by
                 Financing activities       315,000        205,041

             Net increase/(decrease) in      97,393      (  23,830)

Cash at beginning of period               $  10,898      $  23,830

Cash at end of period                     $ 108,291      $       -

Supplemental disclosure of cash flow
   Information:
        Cash paid during the period for:
         Interest                         $                 $
                                                  -              -
         Income taxes                     $                 $
                                                  -              -

  Non-cash transaction:
     Issuance of common stock to          $                 $
stockholders of LifePlan                     50,000              -

 The accompanying notes are an integral part of the consolidated financial statement.
                               -5-

                          HIV-VAC, INC
                (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                         MARCH 31, 2000.

                           (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of the management of HIV-VAC, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of its operations for the three months and six months ended March 31, 1999 and 2000, and cash flows for the six months ended March 31, 1999 and 2000. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 1999.

GOING CONCERN

The Company's condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 1998, 1999 and the six months ended March 31, 2000, the Company experienced a net loss of $432,181, $191,519 and $270,712, respectively.

The  Company's  ability  to  continue  as  a  going  concern   is
contingent  upon  its  ability  to secure  additional  financing,
initiating   sale  of  its  product,  and  attaining   profitable
operations.

Management  is  pursuing  various sources  of  equity  financing.
Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing or obtain on terms beneficial to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

  2.   FINANCIAL STATEMENTS

The condensed financial statements include the accounts of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the performance of the Company's HIV vaccine which still needs to establish safety and efficacy in human trials. The HIV vaccine is the company's only product and the effectiveness of the vaccine is unknown. The commercialization of the product is dependent on the safety and effectiveness of the vaccine and will require regulatory approval before any commercialization can occur. This process could take up to 5 years. The Company is not likely to achieve any earnings until commercialization takes place. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

OVERVIEW

The Company was formally known as Persona Records Inc, a corporation involved in the marketing and development of music recordings. Persona Records Inc evolved through a merger agreement in November 1998 with Nouveaux Corporation whereby Persona Records Inc became the surviving corporation. Persona Records Inc changed its name to HIV-VAC, Inc in March 1999.

The  assets  and liabilities of Persona Records Inc at  12  March
1999 were returned to Persona's controlling shareholder by approval at a special meeting of the Company's shareholders held on 12 March 1999.

In April 1999, the Company acquired from Intracell Vaccines Ltd, the exclusive worldwide rights to a vaccine developed to combat AIDS. Terms of the acquisition included the issue of 5,750,000 common shares and 10,000 preferred shares to Intracell Vaccines Ltd, an anti-dilution provision in favor of Intracell Vaccines Ltd, and the issue of options totaling 30,000,000 to the shareholders of Intracell Vaccines Ltd. In addition, HIV-VAC, Inc also agreed to provide funding of $5 Million towards the research and commercialization of the vaccine.

The vaccine was developed by Dr Gordon Skinner through The University of Birmingham, UK. The vaccine is currently completing laboratory trials in conjunction with The Russia AIDS Centre. Human testing is expected to start in Russia within the next 12 months.

The Company is also exploring the feasibility of commencing human trials in one or more African countries where the AIDS virus has reached epidemic proportions. Trials in Africa would complement the work currently under way in Russia and will also be done in conjunction with an American University.

The Company has failed to honor the financial funding commitments of $5 million made to Intracell Vaccines Limited. Prior funding commitments made by investors have not materialized and the lack of funding has had a material effect on the company's ability to proceed with research. The company is currently relying on Intracell Vaccines Ltd for financial support

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2000, we had a deficit accumulated during the development stage of $462,231

We anticipate incurring substantial losses over at least the next three years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

The Company does not have the capital it requires to proceed to human trials and is exploring numerous alternatives to finance operations. These include the funding of the Company through private placement agreements, possible joint venture proposals where the partner provides substantial funding to the project or the granting sub-licences on payment of upfront fees as well as the payment of on-going royalties on sales.

The Company estimates that it requires $5 Million over the next 12 months in order to commence human trials. Our future capital requirements depend on several factors, including the progress of our laboratory and I/II clinical trials, the progress of internal research and development projects, the need for manufacture facilities, the purchase of additional capital equipment; and the availability of government research grants.

RESULTS OF OPERATIONS

SIX  MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SIX MONTHS ENDED
MARCH 31, 1999

EXPENDITURE

Research and administrative expenses for the six months ended March 31, 2000 increased by $ 234,463 from $37,001 for the six months ended March 1999 to $271,464 for the six months ended March 31, 2000. The increase in expenditure was due to the change in operations of the company from a music production company to a vaccine development company. Expenses for the six months ended March 31, 2000 consisted principally of administrative and research consulting costs, costs of establishing a laboratory, general administrative costs and a non-cash compensation expense related to the cost of merger with Lifeplan.

OTHER INCOME

Other income consisting of interest income derived from a note payable. The Company received no income for the comparable period ended March 31, 1999.

NET LOSS

Net loss for the six months ended March 31, 2000 was $270,712 compared to a loss of $37,001 for the six months ended March 31, 1999. The increase in net loss was due to the change in operations from a producer of music productions to vaccine development.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 1999
EXPENDITURE

Research and administrative expenses for the three months ended March 31, 2000 increased by $119,995 from $37,001 for the three months ended March 1999 to $156,996 for the three months ended March 31, 2000. The increase in expenditure was due to the change in operations of the company from a music production company to a vaccine development company. Expenses for the three months ended March 31, 2000 consisted principally of administrative and research consulting costs, costs of establishing a laboratory, general administrative costs and a non-cash compensation expense related to the cost of merger with Lifeplan.

OTHER INCOME

Other income consisting of interest income derived from a note payable. The Company received no income for the comparable period ended March 31, 1999.

NET LOSS

Net loss for the three months ended March 31, 2000 was $156,247 compared to a loss of $37,001 for the three months ended March 31, 1999. The increase in net loss was due to the change in operations from a producer of music productions to vaccine development.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $118,844 at March 31, 2000. We have financed our operations since inception through capital provided through a note of $140,000, a loan from Intracell Vaccines Ltd. and through the private sale of our common stock. Intracell Vaccines has no obligation to provide future funding to the Company. The Company did not issue any stock for cash during the quarter ended March 31, 2000. The Company issued 100,000 common shares under an agreement of merger with the shareholder of Lifeplan dated 8 March 2000.

The Company does not have the liquidity or capital required to commence human trial testing of its vaccine and is exploring numerous alternatives to finance operations. These include the funding of the Company through private placement agreements, possible joint venture proposals where the partner provides substantial funding to the project, or the granting of sub-licences upon payment of upfront fees as well as the payment of on-going royalties on sales.

Our exposure to foreign exchange rate risk is primarily related to our conducting research at our facility in the United Kingdom.
A sudden decrease in The UK's currency exchange rate versus the U.S. Dollar could have an adverse impact on our expenses.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings or claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 10,000 preferred class A shares to Intracell Vaccines Ltd under a stock purchase agreement approved on 31 March 1999. Each preferred share is entitled to 3000 votes per share at any meeting of shareholders where votes are submitted.

On 8 March, 2000, the Company issued 100,000 common shares with par value of $.001 per share under an agreement of merger with the shareholder of Lifeplan. The shares were issued at a price of $0.50 each.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of March 31, 2000, and for the three-month period then ended.

EXHIBITS

a)   Articles of Incorporation
                    ARTICLES OF INCORPORATION
                               OF
                      PERSONA RECORDS, INC.

(Filed 2/11/99)

We the Undersigned, having associated ourselves together for the purpose of forming a Corporation under the general Corporation
Laws of the State of Nevada, do hereby certify:

                                I
      The name of the corporation is Persona Records, Inc.

                               II
The  Registered  Office is located at 6655 W. Sahara  Ave.,  Ste.
110, Las Vegas, NV 89146 and the Resident Agent, Lavert Davis, is located at 6655 W. Sahara Ave. Ste 110, Las Vegas, NV 89146.

I,  Lavert  Davis,  hereby accept appointment as  the  Registered
Agent for the Above referenced corporation in accordance with NRS
78.090.

                                   Signature

                               III
The  Corporation  is  organized for the object  and  purposes  of
engaging   in   every  lawful  activity,  subject  to   expressed
limitations.

                               IV
The amount of total authorized capital stock of this corporation is fifty million (50,000,000) shares of common stock having a par value of $.001 per share, said stock being non-assessable. Holders of this stock shall be entitled to vote at all corporate elections and may cast one vote for each share held in their name.

                                V
The members of the governing board of this corporation are styled
Directors and there is one (1) in number and the name and post office address of the first board of directors is as follows:

                                                             Name
                                        Address
                                               Lavert       Davis
                                   6655 W. Sahara, Ste 110,
                                    Las Vegas, NV    89146

The number of members of the Board of Directors may, from time to time, be increased but never less than one, in the manner provided for by The Central Corporation Law. Directors need not be stockholders, not to exceed ten directors.



                               VI
The Board of Directors shall have the power and authority to issue capital stock in exchange for money or other assets, or as legal payment for any services rendered.

                               VII
The names and post office addresses of each of the incorporators signing these Articles of Incorporation are as follows:

                                                             Name
                                        Address
                Lavert Davis                  6655 W. Sahara Ave,
                                   Ste 110
                                        Las Vegas, NV   89146

                              VIII
The duration of the existence of this corporation is perpetual.

                               IX
As fully as possible under the laws of the State of Nevada, as they now exist and as they may from time to time be revised, the corporation intends that its directors be protected from legal action by stockholders or other persons (Natural or otherwise) on account of service as directors of the corporation. Sonic Record Inc., a director, shall not be liable for damages for actions of the corporation to stockholders or other persons (Natural or otherwise) unless such director engages in personal fraud directly affecting such action or actions of the corporation.

In Witness whereof, we have subscribed our undersigned names this 1st day of February 1999.

                                        Signature
                                        Lavert Davis
Notary

















      CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
                    OF PERSONA RECORDS, INC.
                    (After issuance of Stock)

      The  undersigned, Lavert Davis, President and Secretary  of
Persona Records, Inc. does hereby certify

      That  the  Board of Directors of Persona Records,  Inc.  by
unanimous  Board  action,  on  February  23,  1999,  adopts   the
following   resolution   to  amend  the  original   Articles   of
Incorporation
as follows:

Article I is hereby amended to read as follows:

          The name of the corporation is HIV-VAC, Inc.

Article IV is hereby amended to read as follows:

The aggregate number of shares which this corporation shall have authority to issue is 60,000,000 shares of stock. The corporation is authorized to issue two classes of stock, designated Common Stock and Preferred Stock. The total number of shares of Common Stock authorized to be issued is 50,000,000 shares with a par value of $.001 per share. The total number of Preferred Stock authorized to be issued is 10,000,000 with a par value of $.01 per share. Any and all shares of stock may be issued, reissued, transferred or granted as the Board of Directors, in its discretion, may determine. The Board of Directors shall have authority, pursuant to NRS 78.195 to set, by resolution, the particular designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions of any class of stock or any series of stock within any class of stock issued by this corporation. No capital stock of this corporation will be subject to assessment and no holder of any shares will have preemptive rights to subscribe to any or all issues of shares of securities of this corporation.

Article VI is hereby amended to read as follows:

At each election of directors, every shareholder entitled to vote at such election has the right to vote in person or by proxy, the number of shares of stock held by such shareholder for as many persons as there are directors to be elected. No cumulative voting for directors will be permitted.

The number of shares of said corporation outstanding and entitled to vote on the amendment to the Articles of Incorporation is 8,997,975 that the said change and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

Signature       President
                                        Secretary
                                                 Lavert     Davis
                                        Lavert Davis
Notarized

b)   Bylaws
                             BYLAWS

                               OF

                          HIV-VAC, Inc.

                       ARTICLE I - OFFICES

The  registered office of the Corporation in the State of  Nevada shall be located in the City and
State   designated   in  the  Articles  of   incorporation.   The
Corporation may also maintain offices at such other places within or without the State of Nevada as the Board of Directors may from time to time determine.

              ARTICLE II - MEETING OF SHAREHOLDERS

Section 1 - Annual Meetings: (Chapter 78.3lO)

The annual meeting of the shareholders of the Corporation shall be held at the time fixed, from time to time, by the Directors.

Section 2 - Special Meetings: (Chapter 78.3 10)

Special meetings of the shareholders may be called by the Board of Directors or such person or persons authorized by the Board of Directors and shall be held within or without the State of Nevada.

Section 3 - Place of Meetings: (Chapter 78.310)

Meetings  of shareholders shall be held at the registered  office of the Corporation, or at such other
places,  within or without the State of Nevada as  the  Directors may from time to time fix.  If no
designation   is  made,  the  meeting  shall  be  held   at   the
Corporation's registered office in the state of Nevada.

Section 4 - Notice of Meetings: (Section 78.370)

(a) Written or printed notice of each meeting of shareholders, whether annual or specia1, signed by the president, vice president or secretary, stating the time when and place where it is to be held, as well as the purpose or purposes for which the meeting is called shall be served either personally or by mail, by or at the direction of the president, the secretary, or the officer or


* Unless otherwise stated herein all references to "Sections' in these Bylaws refer to those sections contained in Title 78 of the Nevada Private Corporations Law.
the person calling the meeting, not less than ten or more than sixty days before the date of the meeting unless the lapse of the prescribed time shall have been waived before or after the taking of such action, upon each shareholder of record entitled to vote at such meeting and to any other shareholder to whom the giving of notice may be required by law. If mailed, such notice shall be deemed to be given when deposited in the United States mail, addressed to the shareholder as it appears on the share transfer records of the Corporation or to the current address which a shareholder has delivered to the Corporation in a written notice.

(b) Further notice to a shareholder is not required when notice of two consecutive annual meetings, and all notices of meetings or of the taking of action by written consent without a meeting to him or her during the period between those two consecutive annual meetings; or all, and at least two payments sent by first-class mail of dividends or interest on securities during a 12-month period have been mailed addressed to him or her at his or her address as shown on the records of the Corporation and have been returned undeliverable.

Section 5 - Quorum: (Section 78.320)

(a) Except as otherwise provided herein, or by law, or in the Articles of Incorporation (such
Articles and any amendments thereof being hereinafter collectively referred to as the "Articles of Incorporation"), a quorum shall be present at all meetings of shareholders of the Corporation, if the holders of a majority of the shares entitled to vote on that matter are represented at the meeting in person or by proxy.

(b) The subsequent withdrawal of any shareholder from the meeting, after the commencement of a meeting, or the refusal of any shareholder represented in person or by proxy to vote, shall have no effect on the existence of a quorum, after a quorum has been established at such meeting.

(c)   Despite  the  absence  of  a  quorum  at  any  meeting   of
shareholders the shareholders present
may adjourn the meeting.

Section 6 - Voting and Acting: (Section 78.320 & 78.350)

(a) Except as otherwise provided by law, the Articles of Incorporation, or these Bylaws, any corporate action, the affirmative vote of the majority of shares entitled to vote on that matter and represented either in person or by proxy at a meeting of shareholders at which a quorum is present, shall be the act of the shareholders of the Corporation.

(b) Except as otherwise provided by statute, the Certificate of Incorporation, or these Bylaws, at each meeting of shareholders, each shareholder of the Corporation entitled to vote thereat, shall be entitled to one vote for each share registered in his name on the books of the Corporation. Except that voting rights granted to any series of preference shares will be voted as provided for in the series.

(c) Where appropriate communication facilities are reasonably available, any or all shareholders shall have the right to participate in any shareholders' meeting by means of conference telephone or any means of communications by which all persons participating in the meeting are able to hear each other.

Section 7 - Proxies: (Section 73.355)

Each shareholder entitled to vote or to express consent or dissent without a meeting, may do so either in person or by proxy, so long as such proxy is executed in writing by the shareholder himself, his authorized officer, director, employee or agent or by causing the signature of the stockholder to be affixed to the writing by any reasonable means, including, but not limited to, a facsimile signature or by his attorney-in-fact thereunto duly authorized in writing. Every proxy shall be revocable at will unless the proxy conspicuously states that it is irrevocable and the proxy is coupled with an interest. A telegram, telex, cablegram, or similar transmission by the shareholder, or a photographic, photostatic, facsimile shall be treated as a valid proxy, and treated as a substitution of the original proxy, so long as such transmission is a complete reproduction executed by the shareholder. If it is determined that the telegram, cablegram or other electronic transmission is valid, the persons appointed by the Corporation to count the votes of shareholders and determine the validity of proxies and ballots or other persons making those determinations must specify the information upon which they relied. No proxy shall be valid after the expiration of six months from the date of its execution, unless otherwise provided in the proxy . Such instrument shall be exhibited to the Secretary at the meeting and shall be filed with the records of the Corporation. If any shareholder designates two or more persons to act as proxies, a majority of those persons present at the meeting, or, if one is present, then that one has and may exercise all of the powers conferred by the shareholder upon all of the persons so designated unless the shareholder provides otherwise.

Section 8 - Action Without a Meeting: (Section 78.320)

Unless otherwise provided for in the Articles of Incorporation of the Corporation, any action to be taken at any annual or special shareholders' meeting, may be taken without a meeting, without prior notice and without a vote if written consents are signed by a majority of the shareholders of the Corporation, except however if a different proportion of voting power is required by law, the Articles of Incorporation or these Bylaws, than that proportion of written consents is required.
Such written consents must be filed with the minutes of the proceedings of the shareholders of the Corporation.

                ARTICLE III - BOARD OF DIRECTORS

Section  1 - Number, Term, Election and Qualifications:  (Section
78.1 15 78.330)

(a) The first Board of Directors and all subsequent Boards of the Corporation shall consist of three (3), unless and until otherwise determined by vote of a majority of the entire Board of Directors. The
Board of Directors or shareholders all have the power, in the interim between annual and special meetings of the shareholders, to increase or decrease the number of Directors of the Corporation.
A Director need not be a shareholder of the Corporation unless the Certificate of Incorporation of the Corporation or these Bylaws so require.

(b) Except as may otherwise be provided herein or in the Articles of Incorporation, the members of the Board of Directors of the Corporation shall be elected at the first annual shareholders' meeting and at each annual meeting thereafter, unless their terms are staggered in the Articles of Incorporation of the Corporation or these Bylaws, by a plurality of the votes cast at a meeting of shareholders, by the holders of shares entitled to vote in the election

(c) The first Board of Directors shall hold office until the first annual meeting of shareholders and until their successors have been duly elected and qualified or until there is a decrease in the number of Directors. Thereinafter, Directors will be elected at the annual meeting of shareholders and each shall hold office until the annual meeting of the shareholders next succeeding his election, unless the terms are staggered in the Articles of Incorporation of the Corporation
(so long as at least one-fourth in number of the Directors of the Corporation are elected at each annual shareholders' meeting) or these Bylaws, or until his prior death, resignation or removal.
Any Director may resign at any time upon written notice of such resignation to the Corporation.

(d) All Directors of the Corporation shall have equal voting power unless the Articles of
Incorporation of the Corporation provide that the voting power of individual Directors or classes of Directors are greater than or less than that of any other individual Directors or classes of
Directors, and the different voting powers may be stated in the Articles of Incorporation or may be dependent upon any fact or event that may be ascertained outside the Articles of Incorporation if the manner in which the fact or event may operate on those voting powers is stated in the
Articles of Incorporation. If the Articles of Incorporation provide that any Directors have voting power greater than or less than other Directors of the Corporation, every reference in these
Bylaws to a majority or other proportion of Directors shall be deemed to refer to majority or other proportion of the voting power of all the Directors or classes of Directors, as may be required by the Articles of Incorporation.

Section 2 - Duties and Powers: (Section 78.120)

The Board of Directors shah be responsible for the control and management of the business and affairs, property and interests of the Corporation, and mav exercise all powers of the Corporation, except such as those stated under Nevada state law, are in the Articles of Incorporation or by these Bylaws, expressly conferred upon or reserved to the shareholders or any other person or persons named therein.

Section 3 - Regular Meetings; Notice: (Section 78.310)

(a) A regular meeting of the Board of Directors shall be held either within or without the State of Nevada at such time and at such place as the Board shall fix.


(b) No notice shall be required of any regular meeting of the Board of Directors and, if given, need not specify the purpose of the meeting; provided, however, that in case the Board of Directors shall fix or change the time or place of any regular meeting when such time and place was fixed before such change, notice of such action shall be given to each Director who shall not have been present at the meeting at which such action was taken within the time limited, and in the manner set forth in these Bylaws with respect to special meetings, unless such notice shall be waived in the manner set forth in these Bylaws.

Section 4 - Special Meetings; Notice: (Section 78.310)

(a) Special meetings of the Board of Directors shall be held at such time and place as may be specified in the respective notices or waivers of notice thereof.

(b) Except as otherwise required by statute, written notice of special meetings shall be mailed directly to each Director, addressed to him at his residence or usual place of business, or delivered orally, with sufficient time for the convenient assembly of Directors thereat, or shall be sent to him at such place by telegram, radio or cable, or shall be delivered to him personally or given to him orally, not later than the day before the day on which the meeting is to be held. If mailed, the notice of any special meeting shall be deemed to be delivered on the second day after it is deposited in the United States mails, so addressed, with postage prepaid. If notice is given by telegram, it shall be deemed to be delivered when the telegram is delivered to the telegraph company. A notice, or waiver of notice, except as required by these Bylaws, need not specify the business to be transacted at or the purpose or purposes of the meeting.

(c) Notice of any special meeting shall not be required to be given to any Director who shall attend such meeting without protesting prior thereto or at its commencement the lack of notice to him, or who submits a signed waiver of notice whether before or after the meeting. Notice of any adjourned meeting shall not be required to be given.

Section 5 - Chairperson:

The Chairperson of the Board, if any and if present shall preside at all meetings of the Board of Directors If there shall be no Chairperson, or he or she shall be absent, then the President shall preside, and in his or her absence, any other director chosen by the Board of Directors shall preside.

Section 6 - Quorum and Adjournments: (Section 78.315)

(a) At all meetings of the Board of Directors, or any committee thereof, the presence of a majority of the entire Board, or such committee thereof, shall constitute a quorum for the transaction of business, except as otherwise provided by law, by the Certificate of Incorporation, or these Bylaws.

(b) A majority of the Directors present at the time and place of any regular or special meeting, although less than a quorum, may adjourn the same from time to time without notice, whether or not a quorum exists. Notice of such adjourned meeting shall be given to Directors not present at the time of the adjournment and, unless the time and place of the adjourned meeting are announced at the time of the adjournment, to the other Directors who were present at the adjourned meeting.

Section 7 - Manner of Acting: (Section 78.315)

(a) At all meetings of the Board of Directors, each Director present shall have one vote, irrespective of the number of shares of stock, if any, which he may hold.

(b) Except as otherwise provided by law, by the Articles of Incorporation, or these Bylaws, action approved by a majority of the votes of the Directors present at any meeting of the Board or any committee thereof, at which a quorum is present shall be the act of the Board of Directors or any committee thereof.

(c) Any action authorized in writing made prior or subsequent to such action, by all of the Directors entitled to vote thereon and filed with the minutes of the Corporation shall be the act of the Board of Directors, or any committee thereof, and have the same force and effect as if the same had been passed by unanimous vote at a duly called meeting of the Board or committee for all purposes.

(c) Where appropriate communications facilities are reasonably available, any or all Directors shall have the right to participate in any Board of Directors meeting, or a committee of the Board of Directors meeting, by means of conference telephone or any means of communications by which all persons participating in the meeting are able to hear each other.

Section 8 - Vacancies: (Section 78.335)

(a) Unless otherwise provided for by the Articles of Incorporation of the Corporation, any vacancy in the Board of Directors occurring by reason of an increase in the number of Directors, or by reason of the death, resignation, disqualification, removal or inability to act of any Director, or other cause, shall be filled by an affirmative vote of a majority of the remaining Directors, though less than a quorum of the Board or by a sole remaining Director, at any regular meeting or special meeting of the Board of Directors called for that purpose except whenever the shareholders of any class or classes or series thereof are entitled to elect one or more Directors by the Certificate of Incorporation of the Corporation, vacancies and newly created directorships of such class or classes or series may be filled by a majority of the Directors elected by such class or classes or series thereof then in office, or by a sole remaining Director so elected.

(b) Unless otherwise provided for by law, the Articles of Incorporation or these Bylaws, when one or more Directors shall resign from the Board and such resignation is effective at a future date, a majority of the Directors then in office, including those who have so resigned, shall have the power to fill such vacancy or vacancies, the vote otherwise to take effect when such resignation or resignations shall become effective.

Section 9 - Resignation: (Section 78.335)

A Director may resign at any time by giving written notice of such resignation to the Corporation.

Section 10 - Removal: (Section 78.335)

Unless otherwise provided for by the Articles of Incorporation, one or more or all the Directors of the Corporation may be removed with or without cause at any time by a vote of two-thirds of the shareholders entitled to vote thereon, at a special meeting of the shareholders called for that purpose, unless the Articles of Incorporation provide that Directors may only be removed for cause, provided however, such Director shall not be removed if the Corporation states in its
Articles of Incorporation that its Directors shall be elected by cumulative voting and there are a sufficient number of shares cast against his or her removal which if cumulatively voted at an election of Directors would be sufficient to elect him or her. If a Director was elected by a voting group of shareholders, only the shareholders of that voting group may participate in the vote to remove that Director.

Section 11 -  Compensation: (Section 78.140)

The Board of Directors may authorize and establish reasonable compensation of the Directors for services to the Corporation as Directors, including, but not limited to attendance at any annual or special meeting of the Board.

Section 12 - Committees: (Section 78.125)

Unless otherwise provided for by the Articles of Incorporation of the Corporation, the Board of
Directors may from time to time designate from among its members one or more committees, and alternate members thereof, as they deem desirable, each consisting of one or more members, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution. Unless the Articles of Incorporation or Bylaws state otherwise, the
Board of Directors may appoint natural persons who are not Directors to serve on such committees authorized herein. Each such committee shall serve at the pleasure of the Board and, unless otherwise stated by law, the Certificate of Incorporation of the Corporation or these Bylaws, shall be governed by the rules and regulations stated herein regarding the Board of Directors.

                      ARTICLE IV - OFFICERS

Section  1 - Number, Qualifications, Election and Term of Office:
(Section 78.130)
(a) The Corporation's officers shall have such titles and duties as shall be stated in these Bylaws or in a resolution of the Board of Directors which is not inconsistent with these Bylaws. The officers of the Corporation shall consist of a president, secretary and treasurer, and also may have one or more vice presidents, assistant secretaries and assistant treasurers and such other officers as the Board of Directors may from time to time deem advisable. Any officer may hold two or more offices in the Corporation.

(b) The officers of the Corporation shall be elected by the Board of Directors at the regular annual meeting of the Board following the annual meeting of shareholders.

(c) Each officer shall hold office until the annual meeting of the Board of Directors next succeeding his election and until his successor shall have been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

Section 2 - Resignation:
Any officer may resign at any time by giving written notice of such resignation to the Corporation.

Section 3 - Removal:

Any officer elected by the Board of Directors may be removed, either with or without cause, and a successor elected by the Board at any time, and any officer or assistant officer, if appointed by another officer, may likewise be removed by such officer.

Section 4 - Vacancies:

A vacancy, however caused, occurring in the Board and any newly created Directorships resulting from an increase in the authorized number of Directors may be filled by the Board of Directors.

Section 5 - Bonds:

The Corporation may require any or all of its officers or agents to post a bond, or otherwise, to the Corporation for the faithful performance of their positions or duties.

Section 6 - Compensation:

The compensation of the officers of the Corporation shall be fixed from time to time by the Board of Directors.

                   ARTICLE V - SHARES OF STOCK

Section 1 - Certificate of Stock: (Section 78.235)

(a) The shares of the Corporation shall be represented by certificates or shall be uncertificated shares.

(b) Certificated shares of the Corporation shall be signed (either manually or by facsimile), by officers or agents designated by the Corporation for such purposes, and shall certify the number of shares owned by him in the Corporation. Whenever any certificate is countersigned or otherwise authenticated by a transfer agent or transfer clerk, and by a registrar, then a facsimile of the signatures of the officers or agents, the transfer agent or transfer clerk or the registrar of the Corporation may be printed or lithographed upon the certificate in lieu of the actual signatures. If the Corporation uses facsimile signatures of its officers and agents on its stock certificates, it cannot act as registrar of its own stock, but its transfer agent and registrar may be identical if the institution acting in those dual capacities countersigns or otherwise authenticates any stock certificates in both capacities. If any officer who has signed or whose facsimile signature has been placed upon such certificate, shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of its issue.

(c)  If  the Corporation issues uncertificated shares as provided for in these Bylaws, within a
reasonable   time  after  the  issuance  or  transfer   of   such
uncertificated shares, and at least annually thereafter, the Corporation shall send the shareholder a written statement certifying the number of shares owned by such shareholder in the Corporation.

(d) Except as otherwise provided by law, the rights and obligations of the holders of uncertificated shares and the rights and obligations of the holders of certificates representing shares of the same class and series shall be identical.

Section 2 - Lost or Destroyed Certificates: (Section 104.8405)

The   Board  of  Directors  may  direct  a  new  certificate   or
certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed if the owner:

      (a) so requests before the Corporation has notice that the shares have been acquired by a bona fide purchaser;
     (b)  files with the Corporation a sufficient indemnity bond;
and,
      (c) satisfies such other requirements, including evidence of such loss, theft or destruction, as may be imposed by the Corporation.

Section  3  - Transfers of Shares: (Section 104.8401, 104.8406  &
104.8416)

(a) Transfers or registration of transfers of shares of the Corporation shall be made on the stock transfer books of the Corporation by the registered holder thereof, or by his attorney duly authorized by a written power of attorney; and in the case of shares represented by certificates, only after the surrender to the Corporation of the certificates representing such shares with such shares properly endorsed, with such evidence of the authenticity of such endorsement, transfer, authorization and other matters as the Corporation may reasonably require and the payment of all stock transfer taxes due thereon.

(b) The Corporation shall be entitled to treat the holder of record of any share or shares as the absolute owner thereof for all purposes and, accordingly, shall not be bound to recognize any legal, equitable or other claim to, or interest in, such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise expressly provided by law.

Section 4 - Record Date: (Section 78.215 & 78.350)

(a) The Board of Directors may fix a date, in advance, which shall not be more than sixty days before the meeting or action requiring a determination of shareholders, as the record date for the determination of shareholders entitled to receive notice of, or to vote at, any meeting of shareholders, or to consent to any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividends, or allotment of any rights, or for the purpose of any other action. If no record date is fixed, the record date for a determination of shareholders entitled to notice of meeting shall be at the close of business on the day preceding the day on which notice is given, or, if no notice is given, the day on which the meeting is held, or if notice is waived, at the close of business on the day before the day on which the meeting is held.

(b) The Board of Directors may fix a record date, which shall not precede the date upon which the resolution fixing the record date is adopted for shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights of shareholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action.

(c) A determination of shareholders entitled to notice of or to vote at a shareholders' meeting is effective for any adjournment of the meeting unless the Board of Directors fixes a new record date for the adjourned meeting.

Section 5 - Fractions of Shares/Scrip: (Section 78.205)

The Board of Directors may authorize the issuance of certificates or payment of money for fractions of a share, either represented by a certificate or uncertificated, which shall entitle the holder to exercise voting rights, receive dividends and participate in any assets of the Corporation in the event of liquidation, in proportion to the fractional holdings; or it may authorize the payment in case of the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined; or it may authorize the issuance, subject to such conditions as may be permitted by law, of scrip in registered or bearer form over the manual or facsimile signature of an officer or agent of the Corporation or its agent for that purpose, exchangeable as therein provided for full shares, but such scrip shall not entitle the holder to any rights of shareholder, except as therein provided. The scrip may contain any provisions or conditions that the Corporation deems advisable. If a scrip ceases to be exchangeable for full share certificates, the shares that would otherwise have been issuable as provided on the scrip are deemed to be treasury shares unless the scrip contains other provisions for their disposition.

        ARTICLE VI - DIVIDENDS (Section 78.215 & 78.288)

(a) Dividends may be declared and paid out of any funds available therefor, as often, in such amounts, and at such time or times as the Board of Directors may determine and shares may be issued pro rata and without consideration to the Corporation's shareholders or to the shareholders of one or more classes or series.

(b) Shares of one class or series may not be issued as a share dividend to shareholders of another class or series unless:
     (i) so authorized by the Articles of Incorporation;
      (ii) a majority of the shareholders of the class or series to be issued approve the issue; or,
     (iii) there are no outstanding shares of the class or series of shares that are authorized to be issued.

                    ARTICLE VII - FISCAL YEAR

The fiscal year of the Corporation shall be fixed, and shall be subject to change by the Board of Directors from time to time, subject to applicable law.

         ARTICLE VIII - CORPORATE SEAL (Section 78.065)

The corporate seal, if any, shall be in such form as shall be prescribed and altered, from time to time, by the Board of Directors. The use of a seal or stamp by the Corporation on corporate documents is not necessary and the lack thereof shall not in any way affect the legality of a corporate document.

                     ARTICLE IX - AMENDMENTS

Section 1 - By Shareholders:

All Bylaws of the Corporation shall be subject to alteration or repeal, and new Bylaws may be made, by a majority vote of the shareholders at the time entitled to vote in the election of Directors even though these Bylaws may also be altered, amended or repealed by the Board of Directors.

Section 2 - By Directors: (Section 78.120)

The Board of Directors shall have power to make, adopt alter, amend and repeal, from time to time, Bylaws of the Corporation.

          ARTICLE X - WAIVER OF NOTICE (Section 78.375)

Whenever any notice is required to be given by law, the Articles of Incorporation or these
Bylaws, a written waiver signed by the person or persons entitled to such notice, whether before or after the meeting by any person, shall constitute a waiver of notice of such meeting.

       ARTICLE XI - INTERESTED DIRECTORS (Section 78.140)

No contract or transaction shall be void or voidable if such contract or transaction is between the
Corporation and one or more of its Directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its Directors or officers are directors or officers, or have a financial interest, when such Director or officer is present at or participates in the meeting of the Board, or the committee of the shareholders which authorizes the contract or transaction or his, her or their votes are counted for such purpose, if:

      (a) the material facts as to his, her or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee and are noted in the minutes of such meeting, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested Directors, even though the disinterested Directors be less than a quorum; or
      (b) the material facts as to his, her or their relationship or relationships or interest or interests and as to the contract or transaction are disclosed or are known to the shareholders entitIed to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the shareholders; or
       (c) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified by the Board of Directors or a committee of the shareholders; or
     (d) the fact of the common directorship, office or financial interest is not disclosed or known to the Director or officer at the time the transaction is brought before the Board of
Directors of the Corporation for such action.

Such interested Directors may be counted when determining the presence of a quorum at the Board of Directors or committee meeting authorizing the contract or transaction.

 ARTICLE XII - ANNUAL LIST OF OFFICERS DIRECTORS AND REGISTERED
                              AGENT
                    (Section 78.150 & 78.165)

The Corporation shall, within sixty days after the filing of its Articles of Incorporation with the
Secretary of State, and annually thereafter on or before the last day of the month in which the anniversary date of incorporation occurs each year, file with the Secretary of State a list of its president, secretary and treasurer and all of its Directors, along with the post office box or street address, either residence or business, and a designation of its resident agent in the state of
Nevada.   Such  list  shall be certified by  an  officer  of  the
Corporation.
ARTICLE XIII-AUTHENTICATION

      The foregoing Bylaws were read, approved, and duly adopted by the Board on the 31st day of March 1999. The President and Secretary were empowered to authenticate these Bylaws by their signatures below.



                                   /s/ Lavert Davis
                                   Lavert Davis, President

c)    Reports  on  Form 8-K:    The Company filed a Form  8-K  on
  March 8, 2000 disclosing acquisition of LifePlan. The Company filed a Form 8-K12G3 on May 11, 2000, which included its Year End financial information as of September 30, 1999.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Hiv-Vac, Inc.



                           By: /s/ Anthony DeMint
                              Anthony DeMint, President
                           Date: May 16, 2000