Form 10QSB
period 2000-06-30
HIV VAC INC
filed 2000-08-10
CIK 1082576

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

For the quarterly period ended June 30, 2000       Commission File No. 000-30603

                                  HIV-VAC, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               86-0876846
-------------------------------------------------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


12 Harben Court, Collingwood, Ontario Canada L9Y 4L8
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code (705) 444-6317

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 39,529,458 shares of common stock outstanding and 10,000 shares of preferred stock outstanding as of June 30, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                  HIV-VAC, INC
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                June 30,             September 30,
                                                                  2000                   1999
                                                             ---------------       ------------------
                                                              (unaudited)
Current Assets
  Cash                                                     $      78,421         $         10,898
  Note receivable                                                  5,553                        -
                                                             ---------------       ------------------
          Total Current Assets                                    83,974                   10,898
                                                             ---------------       ------------------

Furniture and Equipment                                           29,918                        -
                                                             ---------------       ------------------
Other Assets
  Patent rights                                                  181,146                  185,000
                                                             ---------------       ------------------

          Total Assets                                     $     295,038         $        195,898
                                                             ===============       ==================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable                                            $     140,000                    15,000
  Accrued liabilities                                            286,978                   150,416
                                                             ---------------       -------------------
          Total Current Liabilities                              426,978                   165,416
                                                             ---------------       -------------------

Shareholders' Equity
    Preferred stock, $0.01 par value;
    1,000,000 shares authorized;
    10,000 shares issued and outstanding                             100                       100
    Common stock, $0.001 par value;
    50,000,000 shares authorized;
    35,109,672 shares issued and
    outstanding, respectively                                     39,529                    35,110
  Additional paid-in capital                                   1,171,808                   326,791
  Accumulated deficit                                          1,343,377   )     (         191,519
                                                             ---------------       -------------------
                                                                 131,940                   170,482

 Less: subscription receivable                                        -          (         140,000
                                                             ---------------       -------------------
          Total Shareholders' Equity                             131,940   )                30,482
                                                             ---------------       -------------------

          Total Liabilities and Shareholders' Equity       $     295,038          $        195,898
                                                             ===============       ===================

      See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                                         .

                                                  Three months          Three months           Nine months          Nine months
                                                 ended June 30,        ended June 30,          ended June           ended June
                                                     2000                  1999                 30, 2000             30, 1999
                                                ----------------      -----------------       --------------       --------------

Cost of Sales                              $              -                    -          $            -       $         -
                                                 ----------------     -----------------       --------------       --------------

          Gross Profit                                    -                    -                       -                 -
                                                 ----------------     -----------------       --------------       --------------

Expenses
Selling, general and administrative                   877,165                75,171            1,147,314              112,172


  Amortisation & Depreciation                           4,659                     -                5,974                    -
                                                 ----------------     -----------------       --------------       --------------
          Total Expenses                              881,824                75,171            1,153,288              112,172
                                                 ----------------     -----------------       --------------       --------------

          Operating Loss                      (       881,824   )   (        75,171   )     (  1,153,288   )    (     112,172   )
                                                 ----------------     -----------------       --------------       --------------

Other Income (Expenses)
  Interest income                                         678                     -                1,430                    -
                                                 ----------------     -----------------       --------------       --------------
       Total Other Income (Expense)                       678                     -                1,430                    -

          Net Loss                         $  (       881,146   )   (        75,171   )   $ (  1,151,858   )   $(     112,172   )
                                                 ================     =================       ==============       ==============

Basic Net Loss per Share
Net Loss Per Common Share                  $  (         0.246   )  $        ( 0.004   )    $(      0.033   )   $(       0.006   )
                                                 ================     =================       ==============       ==============

Weighted Average common shares outstanding         35,681,716            18,079,727           35,307,687           18,079,727


                                  HIV-VAC, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Nine months                 Nine months
                                                                                  ended                      ended
                                                                                 June 30,                   June 30,
                                                                                  2000                        1999
                                                                            ------------------          -----------------
Cash flows from operating activities  ;
  Net loss                                                               $ (     1,151,858   )     $ (        112,172   )
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and Depreciation expense                                            5,974                          -
    Issuance of stock for services                                                 675,000
    Decrease in intangible assets  to net realizable value                          50,000                          -
    Increase in notes receivable                                           (         5,553   )                      -
    Increase (Decrease) in accrued liabilites                                      137,353           (         73,343   )
                                                                            ------------------          -----------------
             Net cash used by operating
                 Activities                                                (       289,084   )       (         38,829   )
                                                                            ------------------          -----------------

  Cash flow from from investing activities:
   Purchase of patent rights                                                             -           (        185,000   )
   Purchase of furniture and equipment                                     (        32,038   )       (                  )
                                                                            ------------------          -----------------
    Net cash used for investing
                 Activities                                                (        32,038   )       (        185,000   )
                                                                            ------------------          -----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                         123,645                    199,999
    Proceeds from notes payable                                                    125,000                          -
    Proceeds from subcription receivable                                           140,000                          -
                                                                            ------------------          -----------------
             Net cash provided by
                 Financing activities                                              388,645                    199,999
                                                                            ------------------          -----------------
             Net increase/(decrease) in cash                                        67,523           (         23,830   )

Cash at beginning of period                                              $          10,898         $           23,830
                                                                            ------------------          -----------------

Cash at end of period                                                    $          78,421         $                -
                                                                            ==================          =================

Supplemental disclosure of cash flow Information:
        Cash paid during the period for:
         Interest                                                        $               -         $                -
                                                                            ==================          =================
         Income taxes                                                    $               -         $                -
                                                                            ==================          =================


  Non Cash Transactions:
  Issuance of common shares for merger with  LifePlan                               50,000
  Issuance of common shares for legal consulting fees                              675,000


                                                                         $         725,000                          -
                                                                            ==================          =================


 The accompanying notes are an integral part of the consolidated financial statement.

                                  HIV-VAC, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2000.

                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

In the opinion of the management of HIV-VAC, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of its operations for the three months and nine months ended June 30, 1999 and 2000, and cash flows for the nine months ended June 30, 1999 and 2000. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 1999.

GOING CONCERN

The Company's condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 1998, 1999 and the nine months ended June 30, 2000, the Company experienced a net loss of $432,181, $191,519 and $1,151,858 respectively.

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

The assets and liabilities of Persona Records Inc at March 12, 1999 were returned to Persona's controlling shareholder by approval at a special meeting of the Company's shareholders held on March 12, 1999.

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

The Company is also exploring the feasibility of commencing human trials in an African country where the AIDS virus has reached epidemic proportions. Trials in Africa would complement the work currently under way in Russia and will also be done in conjunction with an American University.

The Company has failed to honor the financial funding commitments of $5 million made to Intracell Vaccines Limited. Prior funding commitments made by investors have not yet materialized and the lack of funding has had a material effect on the company's ability to proceed with research. The Company is currently relying on Intracell Vaccines Ltd for continuing support.

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2000, we had a deficit accumulated during the development stage of $1,343,377.

We anticipate incurring substantial losses over at least the next three years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

The Company does not have the capital it requires to proceed to human trials and is exploring numerous alternatives to finance operations. These include the funding of the Company through private placement agreements, possible joint venture proposals where the partner provides substantial funding to the project or the granting of sub-licences on payment of upfront fees as well as the payment of on-going royalties on sales.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999

EXPENDITURE

Research and administrative expenses for the nine months ended June 30, 2000 increased by $ 1,041,116 from $112,172 for the nine months ended June 1999 to $1,153,288 for the nine months ended June 30, 2000. The increase in expenditure was due to the change in operations of the company from a music production company to a vaccine development company. Expenses for the nine months ended June 30, 2000 consisted principally of administrative and research consulting costs, costs of establishing a laboratory, general administrative costs and a non-cash compensation expense related to the cost of merger with Lifeplan and legal consulting costs.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit.. The Company received no income for the comparable period ended March 31, 1999.

NET LOSS

Net loss for the nine months ended June 30, 2000 was $1,151,858 compared to a loss of $112,172 for the nine months ended June 30, 1999. The increase in net loss was due to the change in operations from a producer of music productions to vaccine development

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1999
EXPENDITURE

Research and administrative expenses for the three months ended June 30, 2000 increased by $806,653 from $75,171 for the three months ended June 1999 to $881,824 for the three months ended March 31, 2000. The increase in expenditure was due to the change in operations of the company from a music production company to a vaccine development company. Expenses for the three months ended March 31, 2000 consisted principally of administrative and research consulting costs, costs of establishing a laboratory, general administrative costs and a non-cash compensation expense related to the legal consulting costs.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. The Company received no income for the comparable period ended June 30, 1999.

NET LOSS

Net loss for the three months ended June 30, 2000 was $881,146 compared to a loss of $75,212 for the three months ended June 30, 1999. The increase in net loss was due to he commencement of vaccine research and development and legal consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $78,421 at June 30, 2000. During the nine months ended June 30, 2000, the Company has financed operations through capital provided through a note of $125,000, a loan from Intracell Vaccines Ltd. and through the private sale of 527,893 common shares for cash of $123,645. The Company has also issued 3,000,000 common shares in connection with legal consulting services and issued 100,000 common shares under an agreement of merger with the shareholder of Lifeplan. In addition, the Company issued 791,893 common shares at par to Intracell Vaccines Limited under terms of the anti-dilution clause of the assignment of license agreement dated April 6, 1999.

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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 10,000 preferred class A shares to Intracell Vaccines Ltd under a stock purchase agreement approved on March 31, 1999. Each preferred share is entitled to 3000 votes per share at any meeting of shareholders where votes are submitted.

On March 8, 2000, the Company issued 100,000 common shares with par value of $.001 per share under an agreement of merger with the shareholder of Lifeplan. The shares were issued at $0.50 each.

On May 26, 2000 the Company issued 454,545 common shares with par value of $.001 per share for cash of $99,990. and also issued 681,817 common shares at par to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of Licence agreement dated April 6, 1999.

On June 29, 2000 the company issued 73,348 common shares with par value of $.001 per share for cash of $23,655. and also issued 110,076 common shares at par to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of Licence agreement dated 6 April 1999.

On June 29, 2000, the company issued 3,000,000 million common shares with a par value of $.001 for legal consulting services. The shares were issued at $0.225 each.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of June 30, 2000, and for the three-month period then ended.

                             DIROCCO & DOMBROW, P.A.
                       3601 WEST COMMERCIAL BLVD. SUITE 39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181
                               FAX (954) 739-1054

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
HIV-VAC, Inc.
Ontario, Canada

We have reviewed the accompanying condensed balance sheet of HIV-VAC, Inc. as of June 30, 2000 and the related condensed statements of operations for the three months and the nine months ended June 30, 2000 and 1999, and cash flows for the nine months ended June 30, 2000 and 1999. These condensed financial statements are the responsibility of the Companys management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements as modified by the instructions to Form 10-QSB by Regulation K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Based on our review, with the exception described in the preceding paragraph, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1999 and the related statements of operations, stockholders equity and cash flows for the year then ended (not presented herein). In our report dated April 28, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matter also are described in Note 1. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.


August 9, 2000