Form 10-K
period 2000-09-30
HIV VAC INC
filed 2001-01-12
CIK 1082576

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER  000-30603

                                  HIV-VAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEVADA                                    86-0876846
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)


                                 12 HARBEN COURT
                      COLLINGWOOD, ONTARIO, CANADA L9Y 4L8
            (ADDRESS OF PRINCIPAL ADMINISTRATIVE OFFICES) (ZIP CODE)

                                 (705) 444 6317
               (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934:


                         COMMON STOCK ($.001 PAR VALUE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on January 05, 2001, was $2,099,969.

         The issuer has two class of stock with 46,415,608 common shares and 10,000 preferred shares outstanding as of January 05, 2001.

         Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   35
  Item 3.   Legal Proceedings...........................................   35
  Item 4.   Submission of Matters to a Vote of Security-Holders.........   35

PART II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................   36
  Item 6.   Selected Financial Data.....................................   37
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   38
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk........................................................   42

  Item 8.   Financial Statements and Supplementary Data.................   43
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   61

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   61
  Item 11.  Executive Compensation......................................   62
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   62
  Item 13.  Certain Relationships and Related Transactions..............   64

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................
INDEX TO FINANCIAL STATEMENTS...........................................   65
SIGNATURES..............................................................   66



ITEM 1. BUSINESS

GENERAL

     The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth below and in the documents incorporated herein by reference, and those factors described under " Factors Affecting Future Results". In this Annual Report on Form 10-K, references to "Hiv-Vac", "HIV_VAC", "we," "us" and "our" refer to HIV-VAC, Inc.

     HIV-VAC, Inc. (the "Company" or "Hiv-Vac") was formerly known as Persona Records Inc, a corporation involved in the marketing and development of music recordings. Persona records Inc evolved through a merger agreement in November 1998 with Nouveaux Corporation whereby Persona Records Inc became the surviving corporation. Persona Records Inc changed its name to HIV-VAC Inc in March 1999.

In April 1999, the Company acquired from Intracell Vaccines Ltd, the exclusive worldwide rights to a vaccine developed to combat HIV/AIDS. The vaccine was developed by Dr Gordon Skinner through the University of Birmingham, UK. and licensed to Intracell Vaccines Limited from the University of Birmingham in November

1998. Intracell Vaccines Ltd entered into an assignment of license agreement with Hiv-Vac in April 1999.

HIV-VAC Inc's vaccine, NFU.Ac.HIV, is a new development based on tried and tested methods and has the potential for protective and therapeutic efficacy by stimulation of a better and wider immune response than single component vaccines. It differs from other vaccines presently in clinical trials in that it contains a wide spectrum of virus proteins in their natural configuration in association with cell proteins, but it does not contain virus particles. This intracellular, multi-component approach includes all possible protective antigens and possible cross strain- protective antigens. The vaccine contains gp120/160, gp41 and core proteins p24 and p17. Presentation of virus antigens in association with cell proteins may preserve immunogenicity of virus antigens and improve their protective potential. The vaccine can be easily adapted to different virus strains.

The vaccine is currently undergoing pre-clinical trials at The Russia Aids Centre. These trials are expected to be completed by the summer of 2001. A human phase I/II trial is expected to commence in Russia once the pre-clinical trial is completed.

The company is in negotiations with the Government of Zambia to commence a phase I/II trial using the local strain once the pre-clinical trials in Russia are completed and validated.

Hiv-Vac's vaccine is designed to prevent infection by HIV as well as provide therapeutic benefits to people infected with HIV. The vaccine is manufactured by detergent, formaldehyde and acetone treatment of HIV-1 infected lymphocytic cells: the envelope proteins are stripped from the newly formed viruses, virus proteins are collected from the infected cells and the virus particles are then discarded. The final preparation is a mixture of virus and cell proteins. The process ensures that the vaccine is inactivated and the final preparation contains the important HIV-1 glycoproteins, core proteins, regulatory and intermediate proteins but no infectious HIV or active reverse transcriptase.

Our strategy is to develop and test the vaccine with the goal of ultimately obtaining regulatory approval for the vaccine. Trials will take place under the control of the Ministries of Health in Russia and Zambia, and it is the company's intention to invite the Division of AIDS (DIADS) of The US Department of National Infectious Disease to assist and monitor trials in both Russia and Africa. The company hopes to undertake a Phase I/II trial in the United States as soon as possible.

VACCINES

The use of vaccines to confer immunity to infectious diseases is the closest possible approach to the natural acquisition of immunity which results from exposure to these diseases since it harnesses the highly efficient defence mechanisms of the body. Vaccines have been exceptionally effective in the past in the worldwide eradication of smallpox and the prevention of polio and children in the Western world are routinely vaccinated against polio, diphtheria, whooping cough, mumps, measles and rubella, diseases which were previously fatal or had chronically debilitating sequelae. It is therefore logical that vaccines should be applied to contain the present worldwide epidemic of HIV.

Vaccination stimulates the body to mount an immune response to a harmless version of a microorganism or part of a microorganism and from this to construct a 'memory bank' which allows the immune system to mount a rapid response when invaded by the 'real thing'. This response is sufficiently rapid that the microorganism is not able to replicate to any great extent before it is eliminated and the individual is thus protected from disease. The first line of defence is the humoral response, during which antibodies produced by B-lymphocytes bind to the invading microorganism, thus disabling or 'neutralising' it and, in the case of viruses, preventing it from entering cells. The organism then dies and is cleared from the system. A second defence - the cell mediated response - deals with any viruses which have managed to infect cells by the activation of lymphocytes which can recognise the infected cells from the viral antigens displayed on their surface and kill them before virus progeny can escape to infect other cells. The immune memory induced by vaccination is usually long-lived.

Vaccination is normally envisaged as a means of protecting individuals from infections to which they have not yet been exposed but it is increasingly thought that it may also have therapeutic possibilities for those who are already infected. Vaccines which offer this possibility for individuals already infected with HIV will be exceptionally valuable in view of the large population already infected; it may not be possible to eliminate the virus entirely but a reduction in virus load might lead to longer life and, in the case of the sexually active, a reduction in the number of virus particles transmitted to other persons, which will pari passu reduce the likelihood of transmitting disease. We have evidence from a multicentre, placebo-controlled, double-blind therapeutic trial in the USA that a vaccine against herpes simplex virus infection, which was developed using the same principles and preparative methods as HIV-VAC's vaccine against HIV, was beneficial to infected individuals in reducing frequency and severity of recurrences.

OVERVIEW OF HIV AND AIDS

HIV- human immunodeficiency virus - belongs to the family of Lentiviruses, whose various members produce infections in many different species characterised by a long period of incubation between initial infection and onset of disease. Two types of human immunodeficiency virus, HIV-1 and HIV-2, which share genetic homology in their structural proteins but differ greatly in regulatory and envelope proteins, are known to infect humans. Both result in disease, but HIV-1 has a shorter time between infection and onset of AIDS and is more easily transmitted. It has therefore been the focus of vaccine development and drug treatment. HIV infects and kills the T-lymphocytes of the immune system, which is consequently unable to deal with infection by other organisms or proliferating cancer cells, which leads to the condition of AIDS where the sufferer eventually dies from one of these infections or from cancer. Transmission occurs through sexual contact, maternal transmission to infants either in utero or through breastfeeding, or from receiving blood transfusion from infected persons or sharing needles with infected persons during drug abuse.

In 1993, it was estimated that there were 40-80,000 new HIV infections in the United States each year with a total worldwide mortality of approximately 2 million. In June 2000 WHO/UNAIDS reported that there had been 5.4 million new cases worldwide and 2.8 million deaths in 1999 alone, with a total of 34.3 million living with infection; 18.8 million people have died since the beginning of the epidemic and 13.2 million children have been orphaned. The table below presents a summary of the situation. These alarming figures, in particular the notable prevalence of HIV in developing or Pattern II countries where transmission is predominantly heterosexual with a greater risk of congenitally infected infants, indicate the urgent need for a safe and effective vaccine to prevent primary infection and/or modulate the pattern and progression of disease in HIV-positive patients.

Global summary of the HIV/AIDS epidemic for end 1999, published June 2000*.


People newly infected with HIV in 1999                        Total                         5.4 million


                                                              Adults                        4.7 million


                                                              Women                         2.3 million


                                                              Children <15 years            620, 000


Number of people living with HIV/AIDS                         Total                         34.3 million


                                                              Adults                        33.0 million


                                                              Women                         15.7 million


                                                              Children <15 years            1.3 million


AIDS deaths in 1999                                           Total                         2.8 million


                                                              Adults                        2.3 million


                                                              Women                         1.2 million


                                                              Children <15 years            500, 000


Total number of AIDS deaths since the                         Total                         18.8 million


beginning of the epidemic                                     Adults                        15.0 million


                                                              Women                         7.7 million


                                                              Children <15 years            3.8 million


Total number of AIDS orphans(2) since the beginning of the epidemic                        13.2 million

(1) This summary supersedes the one published in the December 1999 Update on the global HIV/AIDS epidemic. (2)Defined as children who lost their mother or both parents to AIDS when they were under the age of 15.

*Reproduced from UNAIDS 'Report on the global HIV/AIDS epidemic', June 2000



These figures can be broken down to provide the following picture of the epidemic throughout the world:

    Adults and children estimated to be living with HIV/AIDS as of end 1999*

           Australia and New Zealand                         15,000
           North Africa and Middle East                      220,000
           Caribbean                                         360,000
           Eastern Europe and Central Asia                   420,000
           Western Europe                                    520,000
           East Asia and Pacific                             530,000
           North America                                     900,000
           Latin America                                     1.3 million
           South and southeast Asia                          5.6 million
           Sub-Saharan Africa                                24.5 million

*Figures taken from UNAIDS 'Report on the global HIV/AIDS epidemic', June 2000

UNAIDS has described the AIDS epidemic as moving from a health crisis to a development crisis, and in some areas to a security crisis. Global surveys carried out in association with the WHO have shown how the recent soaring death rates in communities which had had declining rates in the previous decade, have violently skewed the age-distributions of populations and dramatically affected vital areas in economic development. In sub-Saharan Africa, a 'wildly destabilizing' effect is predicted on education, industry, agriculture, transport and human security. UNAIDS reports that there are now 16 countries where more than 10% of the adult population is infected; in Botswana, an alarming 35.8% of adults are infected and in South Africa, the number has risen from 12.9% two years ago to 19.9% at present; rates in West Africa are lower, but rising.

In other areas, infection rates are lower, but in areas where population numbers are very large, the actual numbers infected reflect this; in India for example, with an infection rate of only 7 per 1000, 3.7 million people were living with HIV/AIDS at end 1999.

Some countries have made great progress in reducing the infection rates. In Uganda for example, it has been reduced from 14% to 8% by extensive prevention campaigns and in Thailand there has been success in curbing the heterosexual epidemic. With the most profound effort, however, it seems unlikely that prevention campaigns alone will be effective in eradicating infection and in Thailand there is no decline in rates among intravenous drug users and men who have sex with men. Western countries have benefited from the qualified success of modern drug regimes, which have lowered viral loads and delayed the onset of AIDS, but the high costs involved deny this option to the great majority of the population of the world and we believe that the deployment of vaccines will deliver far greater global advantage in the containment of this epidemic.

HIV-1 INFECTION PROCESS

The HIV-1 virus particle has an outer envelope, which is studded with projections of clusters of glycoprotein molecules, surrounding a dense conical core containing the genomic material in the form of RNA and the characterizing enzyme reverse transcriptase. (RT). The genome encodes for 'gag', 'pol' and 'env' gene products; the 'gag' gene codes for a precursor protein which is cleaved into three structural proteins - matrix (MA), capsid (CA) and nucleocapsid (NC) proteins, the 'pol' genes encodes viral proteinase (PR), reverse transcriptase (RT) and endonuclease/ integrase (IN). Reverse transcriptase effects conversion of the single-stranded RNA genome into double-stranded DNA which then codes for manufacture of virus proteins and new virus particles within the cell. The IN protein effects the characteristic integration of viral DNA into the genome of the infected cell. The 'env' gene codes for the viral envelope glycoprotein gp160 which is later cleaved by host-cell enzymes into gp120 and gp41. It is the gp120 protein which allows the virus to make close contact with the cell surface in the first stage of infection.

INFECTION OF CELLS

Once received into the bloodstream, the virus enters T-lymphocyte cells and macrophages by 'docking' of the gp120 envelope protein with the CD4 receptor molecule on the surface of the cell, followed by a conformational change in gp120 which allows additional binding to another cell surface molecule, the chemokine receptor. The virus can then enter the cell by membrane fusion and this is followed by opening of the viral envelope and release of the virus core. The reverse transcriptase enzyme then converts RNA into DNA which is transported to the cell nucleus and integrated into the cell's DNA by the integrase enzyme. The virus then 'high-jacks' the cell's metabolism and uses it to replicate itself so that eventually thousands of new particles are released into the bloodstream and the cell dies. These particles go on to infect other cells, however it is also possible for other cells to be infected even before virus is released into the bloodstream, by the close contact of infected cells displaying viral gp120 on their surface with the CD4 receptors of uninfected cells. Some virus particles are carried to the lymph nodes where other immune system cells become infected. Large amounts of virus can become trapped there in networks of follicular dendritic cells which have long tentacle like extensions; these cells can remain infected but alive for long periods and thereby infect many other cells. This repeated transmission of HIV to other lymphocytes and macrophages results in the gradual destruction of so many of these cells that the complex interactions of the immune system become acutely debilitated and cannot function to defend the body against other infections and the patient succumbs to AIDS.

HIV-1 VARIABILITY

There are two main groups of strains of HIV-1 - those which infect T-lymphocytes, known as T- tropic, and which preferentially utilise the chemokine receptor CXR4 and those which infect macrophages, known as M-tropic, which preferentially utilise the chemokine receptor CCR5. These factors can affect the pathogenicity of the virus, for example a small number of people who remain uninfected despite repeated exposure have been found to have a homozygous mutation of the CCR5 gene which prevents the CCR5 receptor being exposed at the cell surface and renders these individuals resistant to infection by M-tropic strains of HIV.

In addition to the above, there are presently about 10 genetically distinct known 'subtypes' of HIV, designated A to J as they were recorded in time, which are distributed unevenly throughout the world. These variations probably evolved naturally over time as the virus made its way from one part of the world to another, but the picture is now complicated by the frequent and complex movements of people across the globe which has led to the introduction of the different subtypes to many areas other than those of their origin. The following table approximates to the distribution of subtypes*

           Subtype                               Distribution

           A and D            Predominantly sub-Saharan Africa
           B                  Predominantly America, Caribbean and Europe
           C                  South Africa and India
           E                  Central African Republic, Thailand, Southeast Asia
           F                  Brazil and Romania
           G and H            Russia and Central Africa
           I                  Cyprus
           O                  Cameroon


*This data taken from UNAIDS Report on the global HIV/AIDS epidemic, June 2000

It has been suggested that some subtypes may be associated with certain routes of transmission, for example subtype B with homosexual contact and intravenous drug abuse, via blood, and subtypes E and C with heterosexual transmission by the mucosal route, and that subtype E may spread more easily than subtype B.

There has been concern over the possible discovery of more and more subtypes of HIV-1 which has led to doubts about the ability of vaccines to be effective over what appears to be large range of genetic variability. However the subtypes only differ by slight variations in the glycoprotein gp120 which can produce differences in their neutralisation sites and also in the cell-surface molecules to which they bind at the beginning of the infectious cycle. It will be necessary, however, for any effective vaccine to deal with all these variations, but it is not yet clear whether genetic subtypes are representative of neutralisation immunotypes and it remains to be determined whether vaccines will have to encompass all the relevant antigenic sites for all the subtypes, or whether they will need to be tailored to each strain, or consist of appropriate 'cocktails'. It might be possible to identify cross-reacting sites so that a vaccine against one subtype might protect against another although this might prove difficult as it has already been shown that cross-protection in vivo which occurred in chimpanzees was not predicted from in vitro experiments (Bermann). Given these unknowns and potential difficulties, we believe that a vaccine such as HIV-VAC's, which can easily accommodate any virus strain or strains, is likely to be most useful.


PRODUCT

Vaccine design

Vaccine strategies against HIV have devolved into traditional approaches which utilise virus-infected cells or virus particles or a single moiety or component of the virus particle by purification of envelope glycoproteins, or molecular recombination of envelope glycoproteins in mammalian, insect or yeast cells as a stand-alone or hybrid antigen or by recombination into live virus vectors. DNA constructs encoding portions of HIV genome, or plasmid vectors expressing various HIV antigens have been investigated together with pseudovirions, INF alpha or T cell vaccination against HLA antigens. None of these strategies has been successful and HIV-VAC Inc has therefore taken a different approach. The multi-protein vaccine developed by HIV-VAC Inc covers the whole spectrum of HIV virus proteins and is believed to have both prophylactic and therapeutic potential.

The vaccine NFU.Ac.HIV is a development based on tried and tested methods and has the potential for protection and therapeutic efficacy by stimulation of a better and wider immune response than single component vaccines. It differs from other vaccines presently in clinical trial in that it contains a wide representation of virus proteins in their natural configuration but does not contain virus particles; it can be easily adapted to different virus strains and we feel it has more potential for protection, therapy, and safety.

The vaccine was developed in Birmingham UK by Dr Gordon R.B. Skinner. MD DSc FRCPath FRCOG. The approach was based on twenty years experience of similar intracellular vaccines, one of which has been shown to modulate the pattern of herpes genitalis in a multi centre, placebo controlled trial in the USA and has been used prophylactically and therapeutically on a named patient basis for 2 decades in the UK.

The vaccine is protected by patent in Europe, the USA, Canada, Australia and Japan.

Vaccine proteins are harvested from virus particles and from intracellular virus-coded proteins, therefore the entire spectrum of virus proteins is available for presentation to the immune system and will not exclude any relevant protective antigens or strain cross-protective antigens for example core proteins, to which there are known cell-mediated responses. The vaccine contains gp120/160, gp41 and core proteins p24 and p17.

Presentation of virus antigens within the intracellular milieu of HIV-infected cells may preserve immunogenicity of virus antigens and thereby improve their protective potential.

Intracellular vaccines in other virus systems have been shown to favourably modify the clinical manifestation of latent virus disease, particularly the pattern of clinical recurrences of herpes genitalis in a recent placebo-controlled tri-centre trial of a vaccine prepared by a methodology identical to NFU.Ac.HIV vaccine.


Vaccine formulations

For administration to human subjects, the vaccine will contain the range of HIV proteins described above, in the intracellular milieu, together with the adjuvant Alhydrogel (aluminium hydroxide). The antigens in the vaccine will elicit an immune response and the adjuvant will act to improve this response by attracting immune cells to the injection site. Aluminium hydroxide has proved safe and efficacious over many years and is presently the only adjuvant licensed for use in humans.

The original vaccine preparation utilised HIV-1 strain GB8 grown in JM cells but the vaccine can be prepared from other HIV-1 strains or in other cells that support growth of HIV-1. The vaccine for trial in Russia has been prepared from the Russian isolate RU1295 grown in MT4 cells. It will be possible to tailor vaccine formulations to virus isolates appropriate to the area where the vaccine will be used.

Testing of NFU.Ac.HIV

The vaccine was initially tested for safety, antigenicity and immunogenicity at four different Centres in the United Kingdom: the Centre for Applied Microbiological Research (CAMR), Porton Down, Wiltshire; the Medical Research Council Mill Hill Laboratories, London; St Bartholomew's Hospital, London and the Department of Infection, University of Birmingham. Extensive further testing has been carried out at the Russia Federal AIDS Centre, Moscow.

NFU.Ac.HIV contains gp120/160, gp41 and core proteins p24 and p17; the content of gp120 is 5 ug per ml. The preparation is antigenic and immunogenic in rabbits as adjudged by ELISA and immunoblotting tests and stimulates antibodies in rabbits which neutralise homologous strains of HIV-1.

The vaccine does not contain infectious HIV nor reverse transcriptase enzyme activity. It is non toxic in tests for acute and chronic toxicity, and has not had adverse effects on the central nervous system or haematological systems in animal studies, although tests on haematological systems are still being finalized.

Details of test results are summarised in the following tables:

               ANTIGENIC AND IMMUNOGENIC PROPERTIES OF NFU.Ac.HIV


         TEST CENTRE:           CAMR UK                 BIRMINGHAM              RUSSIA AIDS
                                                      UNIVERSITY UK                CENTRE

-----------------------------------------------------------------------------------------------------
        Virus Strain:            GB8                      GB8                      RU1295
               Cells:            JM                       JM                        MT4


TESTS:


Antigenicity:

Polypeptides                                          More than 30,             More than 50,
                                                      200-30kD                  200-15kD

Protein content                                       422-925 ug/dose           400-500 ug/dose

Immunoblotting with:

Polyclonal                    gp160/120 +ve           gp160/120 +ve
monospecific
antibodies

                                                                                Virus specific
HIV +ve human sera                                                              polypeptides inc.
                                                                                120, 66, 55, 34, 41,
                                                                                24 kD


p24 monoclonal                                        p24 +ve

Content of gp120                                      gp120 = 5ug/ml


Immunogenicity in
rabbits

Immunodiffusion                                       1 virus-specific
                                                      precipitin

ELISA titres against:

Commercial                                                                      60/80 fold increase
gp160/gag/pol kit                                                               after 3rd
                                                                                immunisation

Inactivated HIV                                       approx 100 fold
antigen (CAMR)                                        increase after 6
                                                      immunisations

Immunoblotting                                        gp120/breakdown           gp41, p64 +ve
                                                      product 70kD +ve
                                                      p24 +ve

Virus neutralisation                                  +ve, 45% of               +ve, 1/40 dilution
                                                      homologous                homologous
                                                      subtype(B)                subtype(B)

                         TOXICITY OF VACCINE NFU.Ac.HIV


                TEST CENTRE:                    RUSSIA AIDS CENTRE

        -----------------------------------------------------------------
                   TEST                               RESULTS

        ACUTE TOXICITY

        Intravenous injection with                   No effects
        vaccine

        Subcutaneous injection with                  No effects
        vaccine

        Controls                                     No effects


        DELAYED
        HYPERSENSITIVITY

        2 injections of 100 units:                   No effects
        5 days later, 25 units
        injected


        INFLUENCE ON CNS

        Injection with vaccine or               2 dose levels of
        control solution followed               convulsion stimulating
        by convulsion-stimulator                compound, no difference
                                                between groups i.e. no
                                                effect on CNS


        HAEMATOLOGY

        Neutrophils                             Finalising results

        Myelocytes                              Finalising results

        Monocytes                               Finalising results

HUMAN CLINICAL TRIALS

Human clinical trials are conducted in three 'Phases', which were originally designed to facilitate the clinical testing of drugs.

Phase 1 includes tests for safety and dosage in small groups of subjects.

Phase II comprises larger scale safety testing and, in the case of vaccines, whether they elicit an immune response.

Phase III comprises large scale, placebo controlled, double blind tests for efficacy of the preparation in subjects at high risk of infection.

In practice over many years, Phases I and II have often been combined or run concurrently in the testing of vaccines, so that the first stage of tests becomes a 'Phase I/II trial'.

HIV-VAC's strategy for human trials comprises

      1. Subject to regulatory approval following finalizing of toxicity test results, a Phase I/II trial of this vaccine will begin in May 2001 in Russia and will be extended to the USA within the next two years.

      2. Data from these Russian studies will be used to seek regulatory permission for a further trial in Zambia.

      3. Following successful outcome* of these trials, Phase III trials will be instituted in Russia, USA and Zambia.

     *'Successful outcome' is defined by HIV-VAC as the induction of humoral antibody immune responses by the vaccine at levels at least 30% above baseline control in at least 50% of volunteers, together with the absence of serious side effects of the vaccine. Baseline general medical status should remain unaffected by vaccination. If serious side effects occur, trials will be halted immediately.

     The Directors of HIV-VAC have interacted extensively in discussions concerning these trials with the NIH and will be working closely with the NIH through the offices of The Division of AIDS (DIADS) in the planning and execution of the trials. The Zambian Ministry of Health has given an agreement in principle to a trial in Zambia. Both the Russia and Zambian trials will be subject to Hiv-Vac raising the necessary funding.

TRIAL PROTOCOLS

1. PHASE I/II TRIAL OF NFU.Ac.HIV1[MT4] VACCINE IN RUSSIA

I. SUMMARY
The trial will take place in accordance with the Russian ethical regulation of pre-clinical and clinical trials and will involve three Volunteer Groups, to run concurrently:

      (i) Reactogenicity, safety and specific activity trial in a limited group of healthy volunteers.

      (ii) Evaluation of clinical effect and safety in limited group of HIV-infected volunteers.

      (iii) Reactogenicity, safety and specific activity trial in a limited group of volunteers who have a concurrent illness or disease but who are not in serious ill health.

Ten volunteers in each group will receive 4 immunizations each of vaccine at 30 day intervals and each volunteer will be followed up for a period of one year with monitoring for safety and immunological responses.

II. ENTRY CRITERIA
1. Volunteers will be males aged between 21 and 55 years and will be recruited through the offices of The Federal Russia AIDS Centre.

2. Volunteers in Groups (i) and (iii) will be seronegative for HIV p24 and gp120 and will have no evidence of HIV genome as assessed by PCR.
3. Volunteers in Groups (i) and (iii) will not have sexual partners who are HIV-positive or have AIDS.
4. Volunteers will not be taking immunosuppressive medication or any medication against HIV and will not be suffering from immunosuppressive disease. Volunteers with clinical or serological evidence of Hepatitis B or C will be excluded from the study for reasons of safety of study personnel.
5.    Written informed consent will be obtained from volunteers.

III. CRITERIA FOR WITHDRAWAL FROM TRIAL
1. Volunteers will be advised that they can withdraw from the trial at any time without stating a reason and will be under no pressure to remain within the trial.
2.    Serious adverse effect from vaccination.
3. Intercurrent illness or institution of any immunosuppressive medication during the trial.
4. Subjects who feel they are unable to comply with the trial protocol or withdraw for any reason other than adverse effect will be replaced until 20 subjects have completed the trial. Every effort will be made to keep volunteers in the trial.

IV. PRE-VACCINE ASSESSMENT
1.    Interview and full physical examination.
2.    General Medical Status:
(i)      Liver and Kidney function tests.
(ii)     Bone profile.
(iii)    Chest radiography.
(iv)     Electrocardiogram (ECG) and Electroencephalogram (EEG).
(v)      Haematology: Full Blood Count (FBC) and ESR.
(vi)     Urinalysis.
(vii)    Routine biochemical test of sera.
(viii)   General immune status (CD4, CD8, CD22, IgA, IgM, IgG, NST)

3. Immune Status to HIV-1:
(i)      PCR test for HIV-1.
(ii)     Counts of CD4 and CD8 cells.
(iii)    Humoral antibody levels against HIV-1 p24 and gp120.
(iv)     Immunoblot profile against HIV-1.
(v)      Neutralising antibody levels against HIV-1.
(vi) Immune inhibition of virus release from HIV-1-infected cells by patients' sera.
(vii) Cell mediated immunity: cytotoxic T cell activity and lymphocyte proliferation activity against HIV-1.

4. Immune Status to MT4 cells:
(i)      Humoral antibody levels against whole cell extract of MT4 cells.
(ii)     Immunoblot profile against whole cell extract of MT4 cells.

5. Non-specific Immune Response
Pre-existing antibody levels to herpes simplex virus antigen and staphylococcus aureus will be measured by ELISA and immunoblot to examine non-specific response to immunisation.

V. IMMUNISATION SCHEDULE
1. Pre-trial screening information will be evaluated and if there is no evidence of pathology to exclude, volunteers will be entered into the trial.
2. Volunteers will receive four subcutaneous vaccinations containing 1 mg protein with 0.025 ml of 2% Alhydrogel adjuvant in phosphate buffered saline. Vaccine will normally be delivered into the posterior aspect of the left upper arm for the first and third vaccinations and the right upper arm for the second and fourth vaccinations.
3. Volunteers will be asked to remain within the medical premises for three hours following vaccination and to immediately report any possible adverse reactions at any time following vaccination. Full physical examination and urinalysis will be carried out on each volunteer prior to departure after each visit.
4. Prior to each vaccination, volunteers will be re-interviewed and any adverse effects noted and if present, appropriate medical intervention undertaken. Physical examination will be carried out with inspection of the vaccination site to determine the extent of residual local effect of the vaccination. Blood samples will be drawn for virological (vide V.5), haematological and immunological analysis prior to every vaccination. At intervals of two weeks for the first 5 months following the first vaccination, and at 6 months and 12 months thereafter, volunteers will again be interviewed and examined for haematological and biochemical analysis and evaluation of immune response to the immunisation course according to the criteria in paragraph IV.3 above.
5. In order to discriminate de novo HIV infection of the vaccinated subjects in Volunteer Groups I.(i) and I.(iii), residual genome sequences of the vaccine virus strain will be sought by PCR prior to each vaccination.
6. At the end of the trial, volunteers will be entered onto a register to enable a follow-up period of 3 years with focus on development of adverse effects which could reasonably be related to vaccination.

VI. VACCINE PREPARATION
Intracellular vaccine NFU.Ac.HIV-1[MT4] was researched by Dr G.R.B. Skinner and his group at the University of Birmingham, UK in collaboration with the Centre for Applied Medical Research (CAMR), Porton Down, UK who manufactured the initial vaccine preparations for pre-clinical research. Experimental vaccine batches were also prepared at St Bartholomew's Hospital, London, UK and the Ivanovsky Institute, Moscow, in conjunction with the Federal Russia AIDS Centre, Moscow, under the direction of Professor V. Pokrovsky.

The vaccine will be manufactured in Ivanovsky Institute, Moscow, in conjunction with the Federal Russia AIDS Centre, Moscow, under the direction of Professor V. Pokrovsky and quality control of vaccine batches conducted both within Russia and at laboratories in Birmingham and London, UK.

The vaccine is an intracellular preparation whose method of preparation depends on two main principles namely;
1. Manufacture of virus proteins through infection of human cells in vitro with extraction of immunogenic virus proteins from the virus particle.
2. Incorporation of five steps in vaccine preparation to ensure vaccine safety.

The final vaccine preparation thus contains the maximum number of virus proteins but at the same time does not contain virus particles achieving the optimal balance efficacy and safety.

1. PHASE I TRIAL OF NFU.Ac.HIV1[MT4] VACCINE IN ZAMBIA

I. SUMMARY

Twenty HIV-negative volunteers will receive 4 immunizations each of either vaccine or placebo at two week intervals; ten will receive vaccine and ten will receive placebo and each volunteer will be followed up for a period of one year with monitoring for safety and immunological responses.

II. ENTRY CRITERIA

1. Volunteers will be aged between 21 and 55 years and will be recruited through the offices of the Ministry of Health, Zambia and HIV-VAC Inc. As far as possible, equal numbers of male and female participants will be recruited.
2. Volunteers will be seronegative for HIV p24 and gp120 and will have no evidence of HIV genome as assessed by PCR.
3. Volunteers will not have sexual partners who are HIV-positive or have AIDS.
4. Volunteers will not be taking immunosuppressive medication or any medication against HIV and will not be suffering from immunosuppressive disease. Volunteers with clinical or serological evidence of Hepatitis B or C will be excluded from the study for reasons of safety of study personnel; patients with a history of malaria but who are not in an active phase will not be excluded from the study.
5. Female volunteers will have been either hysterectomised or sterilized or will be actively contracepting and have a negative pregnancy test prior to entry to the trial and immediately prior to each vaccination.
6.    Written informed consent will be obtained from volunteers.

III. CRITERIA FOR WITHDRAWAL FROM TRIAL

1. Volunteers will be advised that they can withdraw from the trial at any time without stating a reason and will be under no pressure to remain within the trial.
2.    Serious adverse effect from vaccination.
3. Intercurrent illness or institution of any immunosuppressive medication during the trial.

4. Subjects who feel they are unable to comply with the trial protocol or withdraw for any reason other than adverse effect will be replaced until 20 subjects have completed the trial. Every effort will be made to keep volunteers in the trial.

IV. PRE-VACCINE ASSESSMENT

Interview and full physical examination.
1. General Medical Status:
(i)   Liver and Kidney function tests.
(ii)  Bone profile.
(iii) Chest radiography.
(iv)  ECG and EEG.
(v)   Haematology: Full Blood Count (FBC) and ESR.
(vi)  Urinalysis.

2. Immune Status to HIV-1:
(i)   PCR test for HIV-1 Clades A, B and C.
(ii)  Counts of CD4 and CD8 cells.
(iii) Humoral antibody levels against Clades A, B and C HIV-1 p24 and gp120.
(iv)  Immunoblot profile against Clades A, B and C HIV-1.
(v)   Neutralising antibody levels against Clades A, B and C HIV-1.
(vi) Immune inhibition of virus release from HIV-1-infected cells by patients' sera.
(vii) Cell mediated immunity: cytotoxic T cell activity and lymphocyte proliferation activity against Clades A, B and C HIV-1.

3.    Immune Status to MT4 cells:
(i)   Humoral antibody levels against whole cell extract of MT4 cells.
(ii)  Immunoblot profile against whole cell extract of MT4 cells.

4. Non-specific Immune Response
Pre-existing antibody levels to herpes simplex virus antigen and staphylococcus aureus will be measured by ELISA and immunoblot to examine non-specific response to immunisation.

V. IMMUNISATION SCHEDULE
1. Pre-trial screening information will be evaluated and if there is no evidence of unsuspected pathology, volunteers will be entered into the trial.
2. Volunteers will receive four subcutaneous vaccinations containing 1 mg protein with 0.025 ml of 2% Alhydrogel adjuvant in phosphate buffered saline. Vaccine will normally be delivered into the posterior aspect of the left upper arm for the first and third vaccinations and the right upper arm for the second and fourth vaccinations.
3. Volunteers will be asked to remain within the medical premises for three hours following vaccination and to immediately report any possible adverse reactions at any time following vaccination. Full physical examination and urinalysis will be carried out on each volunteer prior to departure after each visit.

4. Prior to each vaccination, volunteers will be re-interviewed and any adverse effects noted and if present, appropriate medical intervention undertaken. Physical examination will be carried out with inspection of the vaccination site to determine the extent of residual local effect of the vaccination. Blood samples will be drawn for virological (vide V.5), haematological and immunological analysis prior to every vaccination. At intervals of two weeks, 3 months, 6 months and 12 months following the final vaccination, volunteers will again be interviewed and examined for haematological and biochemical analysis and evaluation of immune response to the immunisation course according to the criteria in paragraph IV.3 above.
5. In order to discriminate de novo HIV infection of the vaccinated subject, residual genome sequences of the vaccine virus strain will be sought by PCR prior to each vaccination.
6. At the end of the trial, volunteers will be entered onto a register to enable a follow-up period of 3 years with focus on development of adverse effects which could reasonably be related to vaccination.


VI. VACCINE PREPARATION
Intracellular vaccine NFU.Ac.HIV-1[MT4] was researched by Dr G.R.B. Skinner and his group at the University of Birmingham, UK in collaboration with the Centre for Applied Medical Research (CAMR), Porton Down, UK who manufactured the initial vaccine preparations for pre-clinical research. Experimental vaccine batches were also prepared at St Bartholomew's Hospital, London, UK and the Ivanovsky Institute, Moscow, in conjunction with the Federal Russia AIDS Centre, Moscow, under the direction of Professor V Pokrovsky.

The vaccine will be manufactured in approved premises within Zambia and quality control of vaccine batches conducted both within Zambia and at the Vaccine Research Institute, Birmingham, UK under the sponsorship of HIV-VAC Inc.

The vaccine is an intracellular preparation whose method of preparation depends on two main principles namely;

      1. Manufacture of virus proteins through infection of human cells in vitro with extraction of immunogenic virus proteins from the virus particle.

      2. Incorporation of five steps in vaccine preparation to ensure vaccine safety.

The final vaccine preparation thus contains the maximum number of virus proteins but at the same time does not contain virus particles achieving the optimal balance efficacy and safety.

THE MARKET FOR VACCINE

The vaccine currently under pre-clinical trials in Russia is directed at the prominent strain found in Russia, parts of Europe and the America's, while the vaccine that will be prepared for Zambia will be directed at the strain prevalent in Southern Africa and India.

The method of manufacture of the vaccine allows us to easily customize a vaccine to a specific strain, and because we are extracting all the proteins from the virus, a vaccine for each stain can be custom made. This allows us to formulate vaccine for all regions of the world and to adjust the vaccine to cater for as yet unknown strains that we expect to evolve over the next few years.

Our ability to rapidly develop new formulations will enhance our ability to address the worldwide market.

We expect successive formulations of our vaccine to improve product efficacy, as well as the breadth of protection against different HIV subtypes. Our ongoing research has already demonstrated ways of producing a vaccine at a lower cost, while offering more protein to the vaccine with an expected overall improvement in protection. This could result in fewer booster shots and a vaccine that could be used over larger areas of the world. We expect that our vaccine will be enhanced, resulting in corresponding increases in the size of the market for the vaccine.

We believe that our vaccine has the potential to offer therapeutic benefits to persons already infected with HIV. Our vaccine is therefore directed at both the preventative as well as the therapeutic markets.

LICENSE AND SERVICES AGREEMENTS WITH INTRACELL VACCINES.

We have entered into an assignment of license agreement with Intracell Vaccines Limited, as well as consulting agreement with Intracell Vaccines Limited.

The licensed technology relates to the development of a vaccine based on a method of preparing a vaccine against a RNA virus, comprising infecting cells with said virus, incubating the infected cells for a time and at a temperature which is insufficient to result in cell lysis, harvesting the cell membranes and virus proteins from the cell cytoplasmic fraction, introducing a fixing agent into the separated fraction to stabilize the viral antigenic proteins therein, and precipitating said viral antigenic proteins to provide the active constituent of the vaccine.

The technology is owned by The University of Birmingham, United Kingdom. In November 1999, Intracell Vaccines Limited (The Licensee) entered into an exclusive agreement with the University of Birmingham whereby Intracell Vaccines Limited acquired the world widerights to the exclusive use of the technology. Terms of license agreement provide for the exclusive worldwide use of the technology under the following conditions:

1. The payment of a minimum royalty of fifty thousand pounds, commencing on 1st January 2002.

5. The payment of a royalty of 5% of net sales in all counties where patent protection is provided.

6. The payment of a royalty of 3% of net sales on all counties where no patent protection is provided.

7. The payment of a royalty of 3% of net sales for all countries for a period of 10 years after the first commercial sale in each country and thereafter no royalty will be payable.

8. The licensee is responsible to carry out all clinical trials of the vaccine as may be required for registration purposes.

9.    The Licensee is responsible for the maintenance of the patents.

10. Improvements to the patents by either the University or the Licensee will result in the extension of the royalty obligations to the life of the new patent.

11. The agreement can be terminated if the Licensee fails to make the royalty payments within 60 days after notice or if he licensee shall have a receiver appointed of the whole or any part of its assets or the licensee is in breach of the agreement.

On 6 April, 1999, HIV-VAC entered into an assignment of license agreement with Intracell Vaccines Limited. Under the agreement, HIV-VAC agreed to assume all of Intracell Vaccines Limited obligations under the license agreement with The University of Birmingham.

In addition, HIV-VAC issued 5,750,000 common shares and 10,000 preferred shares to Intracell Vaccines Limited. HIV-VAC also agreed to finance the development of the vaccine and entered into an anti dilution agreement with Intracell Vaccines Limited so that Intracell Vaccines Ltd and its shareholders would maintain 60% of the common shares (after allowing for options) up and until HIV-VAC had raised $5 million from other shareholders.

Terms of the assignment of licence agreement also provided for the shareholders of Intracell Vaccines Limited to receive stock options as follows:

      1. Ten million common shares at par when initial human trials of the vaccine begin.

      2. Ten million common shares at par when a phase three human trial begins.
      3. Ten million common shares at par when product license is achieved.


We have also entered into a services agreement with Intracell Vaccines Limited pursuant to which Intracell Vaccines Limited has agreed to provide us with administrative, research, process science, clinical and regulatory support, primarily by making the services of certain Intracell personnel available to us. We reimburse Intracell Vaccines Limited for all of its costs and expenses relating to the provision of these services and also pay Intracell Vaccines Limited a fee of $70,000 per quarter. Either party may terminate the services agreement upon a breach, which continues uncured for more than 60 days, or upon the occurrence of bankruptcy or similar events. The term of the services agreement will expire on May 31, 2002.

LICENSED PATENTS

Under the assignment of license agreement, we have licensed from The University of Birmingham, exclusive rights to a portfolio of United States and foreign patents. These patents cover all strains of the HIV virus. We have the use of two issued United States patents. In addition, we have patent protection in Australia, Netherlands, Germany, Italy, France and Great Britain. We also have patents pending in Canada and Japan. These patents were filed in June 1990.

 In addition, The University of Birmingham holds patents rights for a herpes vaccine in numerous other countries. We believe that these patents might give us some protection in other countries including South Africa, South Korea, Israel, Eire and Austria.

We are currently exploring the possibility of filing new patents, based on a new method of manufacture. We believe that this new method might give us a more economical way of manufacturing the vaccine, while providing improved protection.

SALES AND MARKETING

We intend to rely on third parties for sales and marketing of our vaccine. To date we have not entered into any marketing agreements. We intend to enter into agreements for marketing and distribution of our vaccine with partners once we have established the effectiveness of the vaccine

MANUFACTURING

We intend to rely on third parties to manufacture our vaccine. The vaccine for clinical trials is currently being manufactured by the Ivanovsky Institute, Moscow. Vaccine for the Zambia trial will be manufactured at a small laboratory located in Zambia.

We do not have facilities for the large scale manufacture of the vaccine and we intend to enter into strategic partnerships with existing manufacturers for the manufacture of our vaccine.

GOVERNMENT COLLABORATIONS

We have recently approached the Division of AIDS (DIADS), a branch of The National Institute of Health with a request for assistance in our work. We have received a positive response from DIADS who have delegated a point man as liaison between Hiv-Vac and DIADS. DIADS has not offered us any financial assistance, but have undertaken to monitor our progress and give us technical assistance wherever possible. We are currently investigating different funding options that might be available through The National Institute of Health.

We hope to gain positive input from DIADS regarding protocol and other issues related to the human trials that we hope to complete in Russia and Zambia.. We intend inviting DIADS to monitor our protocol and the results of both the Russia and Zambia studies.

The trials in Russia will be completed at The Russia Aids Centre, Moscow. The center is affiliated to the Russian Department of Health. All human trials undertaken in Russia will require prior approval from the Russian Ministry of Health.

The Ministry of Health of The Government of Zambia has agreed in principal to move forward with a phase I/II trial. This trial will be done in partnership with The Ministry of Health of The Government of Zambia. We will be responsible for providing the majority of funding required to complete the trial.

COMPETITION

      We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine; most of them to date have been unsuccessful. Only AIDSVAX has reached a phase III trial. There is at least one other vaccine that has reached a phase II trial, and we are aware of numerous other vaccines that are likely to commence a phase I/II trial over the next 6 months.

The HIV-VAC vaccine NFU.Ac.HIV differs from other vaccines presently in clinical trial in that it contains a wide representation of virus proteins in their natural configuration but does not contain virus particles; it can be easily adapted to different virus strains and we feel it has more potential for protection, therapy, and safety.

The vaccine is a development based on tried and tested methods and has the potential for protection and therapeutic efficacy by stimulation of a better and wider immune response than single component vaccines.

To our knowledge, our vaccine is the only intracellular multicomponent vaccine in development.

GOVERNMENT REGULATION

      HIV-VAC's vaccine is subject to regulation by all countries. In the USA, the vaccine is regulated by the federal government, principally the FDA under the Public Health Services Act, the Food, Drug and Cosmetic Act and other laws, and by state and local governments. The regulations govern or influence the testing, manufacture, safety and efficacy requirements, labeling, storage, record keeping, licensing, advertising, promotion, distribution and export of such products. These regulations are similar in all countries throughout the world

      Our vaccine is classified by the FDA as a biological drug product. The steps required before a biological drug product may be marketed in the United States include:

      - pre-clinical laboratory and animal testing;

      - the submission to the FDA of an Investigational New Drug Application, which must become effective before clinical trials may commence;

      - well-controlled clinical trials to adequately establish the safety, potency and purity of the biological drug product and trials to characterize how the vaccine behaves in the human body;

      - the submission to the FDA of a biologics license application;

      - FDA review of the biologics license application;

      - satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

      - FDA approval of the license application, including approval of all product labeling.

      In connection with obtaining approval to proceed with clinical trials and in determining the trial protocol, HIV-VAC will have to met with the FDA and its Vaccines and Related Biological Product Advisory Committee of the FDA. The

FDA's advisory committees are composed of outside experts who assist the FDA in product reviews and provide advice on various issues. While the recommendations of these committees are not binding on the FDA, they are commonly followed. In connection with the clinical trials the FDA will receive advice from the Vaccines and Related Biological Products Advisory Committee regarding the clinical development program and clinical study designs for our vaccine.

Pre-clinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety, purity and potency of each product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the pre-clinical tests together with manufacturing information and analytical data are submitted to the FDA as part of the Investigational New Drug Application and are reviewed by the FDA before the commencement of clinical trials. The FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA does place the study on suspension, then the sponsor must usually resolve all of the FDA's concerns before the study can proceed.

      Clinical trials involve the administration of the investigational product to humans under the supervision of qualified investigators. Clinical trials are conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the Investigational New Drug Application. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board and with the patients' informed consent. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and possibility of liability of the institutions conducting the trial.

      Clinical trials are conducted in three sequential phases; however, the phases may overlap. The goal of a Phase I clinical trial is to establish initial data about safety and tolerance of the biological agent in humans. Phase II clinical trials determines the immune response of a biological agent in a limited number of patients. Additional safety data and dosing regimen information are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multi-center studies of persons who are susceptible to the targeted disease. The goal of these studies is to obtain sufficient evidence of the safety, purity and potency of the proposed product. The Phase III clinical trials of our vaccine will be conducted on persons at risk for HIV infection but who test HIV negative prior to enrollment in the trials as well as HIV positive persons. The FDA also often requests that sponsors conduct Phase IV studies after licensing to gain additional information about the biological drug product in a wider population.

      All data obtained from this comprehensive program, in addition to detailed information on the manufacture and composition of the product, are submitted in a biologics license application to the FDA for review and approval for the manufacture, marketing and commercial shipments of the vaccine. FDA approval of the biologics license application is required before marketing may begin in the

United States. The FDA also may, at any time, require the submission of product samples and testing protocols for lot-by-lot confirmatory testing by the FDA prior to commercial distribution. This means a specific lot of vaccine cannot be released for commercial distribution until the FDA has authorized such release.

Similar types of regulatory processes will be encountered as efforts are made to market the vaccine internationally. We will be required to assure product performance and manufacturing processes from one country to another.

      For commercialization of our vaccine, the manufacturing processes described above must receive FDA approval and the manufacturing facility must successfully pass an inspection before our vaccine can be sold in the United States. The pre-approved inspection will assess whether the facility complies with the FDA's Good Manufacturing Practices. These practices include elaborate testing, control, documentation, record keeping and other quality assurance procedures. These same standards and requirements are also required for third party manufacturing facilities.

For marketing outside the United States, we will be subject to the regulatory requirements of other countries, which vary from country to country. The regulatory approval process in other countries might include requirements which are substantially different from the USA requirements.

EMPLOYEES

      As of September 30, 2000, we had 5 employees: 3 are research and development staff and 2 are management/administration staff. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

EXECUTIVE OFFICERS

      The names of our executive officers as of September 30, 2000 and information about them is presented below.

           NAME             AGE                      POSITION
           ----             ---                      --------
Gordon R B Skinner......    58                Chairman, President
Kevin W Murray..........    47                Vice President, Director
John Palethorpe.........    58                Vice President
Azzie Morton Taylor.....    65                Director

      GORDON R.B. SKINNER. Dr. Skinner developed the HIV-VAC vaccine in conjunction with The University of Birmingham, UK in 1993. Dr Skinner has served as Chairman and President of HIV-VAC since April 1999. Dr Skinner is Chairman of The

Vaccine Research Trust UK and until recently was an Honorary Consultant in Infection at The University Hospital Birmingham NHS Trust, Birmingham. Dr Skinner was a senior lecturer at the Department of Medical Microbiology at The University of Birmingham from 1976 to 1998 and was a visiting professor at Rush Medical College, Chicago, USA in 1980. Dr Skinner received a MB ChB from the University of Glasgow in 1965, a MD (First Class Honors) from The University of Birmingham in 1975 and a DSc from The University of Birmingham in 1989. Dr Skinner is also a Fellow of The Royal College of Obstetrics and Gynecologists and a Fellow of The Royal College of Pathologists. Dr Skinner developed the Skinner Herpes vaccine and is the author of more than 100 scientific and medical publications. Dr Skinner is directly responsible for the development of the HIV-VAC vaccine for HIV/AIDS.

      KEVIN W MURRAY has served as Vice President of Finance & Administration since April 1999. Mr. Murray has also served as a director of HIV-VAC since April 1999. Mr Murray is the founder and president of Pipe Vision, a private corporation involved in pipe line rehabilitation since 1990. Former positions held by Mr Murray since 1981 include financial accountant to South African Breweries, Financial Manager to Tate Pipe, Vice President and CFO to Insituform Canada Ltd and Vice President and CFO of Keller Pipelines Inc. Mr Murray received a Batchelor of Accounting Science degree from The University of South Africa and completed post- graduate studies at The University of Cape Town prior to gaining admission to the South African Institute of Chartered Accountants.

JOHN PALETHORPE has served as a Vice President to the company since April 1999. Mr Palethorpe has assisted Dr Skinner in the development of the HIV-VAC vaccine since 1993. Mr Palethorpe is CEO of a heavy equipment distribution company in the UK.

AZIE TAYLOR MORTON has served as a director of the company since December 1999. Mrs Taylor Morton is a former Treasurer of the United States US Treasury Department. Mrs Taylor Morton currently serves as Director of Marketing of GRW Capital Corporation.




                        FACTORS AFFECTING FUTURE RESULTS

     This section briefly discusses certain risks that should be considered by stockholders and prospective investors in HIV-VAC. You should consider the risks described below carefully, together with all other information included in this Annual Report on Form 10-K and the information incorporated by reference in this

Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or operating results could be harmed if any of the risks occur. This could result in a decline of the price of our common stock.

This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. When used in this discussion, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

IF WE ARE UNABLE TO RAISE THE FUNDS THAT WE NEED TO COMMENCE AND MAINTAIN PHASE1/11 AND PHASE 111 TRIALS, WE WILL HAVE TO CURTAIL OR CEASE OPERATIONS.

We do not have the capital required to commence human trials in either Russia or Zambia. We are actively seeking funding from investors, government bodies and other funding sources. To date, we have not been able to raise the required funding and there is no guarantee that we will be able to generate the funding that we require.

We are currently seeking $ 5 million in funding, which we believe will be sufficient funding to complete the Phase 1/11 trials in both Zambia and Russia. We will need additional funding of an estimated $25 million to complete the phase III trials.

We are exploring various methods of raising the financing. These include obtaining additional debt, the issue of common stock (with dilution to existing shareholders), funds from collaborative arrangements, government grants or the sale of licenses for up front fees and on-going royalty payments.

There is no guarantee that we will be successful in our fund raising efforts.

We may also need to raise additional funds prior to receiving regulatory approval for our vaccine if:

      - our vaccine is not sufficiently safe, pure and potent to commercialize in its current formulation;

      - our Phase I/II and Phase III clinical trials are delayed, are not successful or are more costly than currently estimated;

      -  commercialization of our vaccine is delayed for any other reason; or

      -  additional trials are required.

We give no assurance that we will be able to raise sufficient funds in the future. If we are unable to raise funds when necessary, we may have to cease or curtail operations. Our existing capital resources are not sufficient to support our current and planned operations or the commercialization of our vaccine.


IF A COMPETITOR DEVELOPS AND GAINS REGULATORY CLEARANCE TO MARKET AN EFFECTIVE HIV VACCINE AHEAD OF US, WE COULD FIND OUR MARKET SUBSTANTIALLY DIMINISHED.

We are aware of at least one competitor who is in a phase III trial in the USA and Thailand. In addition, there is at least one other company that is in a phase I/II trial and we are aware of numerous other vaccines that are in pre-clinical trials. It is possible that any of these vaccines could gain regulatory clearance ahead of us and acquire the majority of the market before our vaccine gains approval. The granting of regulatory approval to a competitor for a highly effective HIV vaccine would diminish our market and would affect future earnings. The substantial erosion of our projected market might prevent the commercialization of our vaccine.


IF WE ARE UNABLE TO COMMERCIALIZE OUR SOLE VACCINE PRODUCT.

Our HIV vaccine is our only product. We do not know whether the current or planned formulations of our vaccine will be effective in preventing HIV infection. The overall scientific knowledge of HIV is limited. Although our research has indicated that our vaccine contains proteins that are critical in the infection process we cannot guarantee that the vaccine will be effective or that we can develop an effective vaccine.

      Our success depends entirely on the success of our vaccine. In particular, we must be able to:

      -  establish the safety, purity and potency of our vaccine in humans;

      - obtain regulatory approvals for our vaccine, including approval to manufacture our vaccine

      -  successfully commercialize our vaccine through partnerships.

      If we are unable to commercialize our vaccine, we do not have other products from which to derive revenue.

      IF WE ARE NOT ABLE TO DEMONSTRATE THE EFFICACY OF OUR VACCINE IN OUR CLINICAL TRIALS WE MAY NOT BE ABLE TO OBTAIN REGULATORY CLEARANCE TO MARKET OUR VACCINE.

Clinical testing is a long, expensive and uncertain process. We cannot assure you that the data collected from our clinical trials will be sufficient to support approval of our vaccine by any foreign government or the FDA

      To gain FDA or other governmental regulatory approval for the sale of our vaccine, we will need to demonstrate that the our vaccine reduces the level of HIV infection by an as yet undetermined but statistically significant level. This means that in order to establish meaningful efficacy at a statistically significant level there must be an observed reduction in the incidence of HIV in the group receiving the vaccine compared to the control group. We believe that efficacy required to obtain regulatory approval to market our vaccine in foreign countries will vary from one country to another and might differ significantly from that required by the FDA.

We give no assurance that the data collected from our studies in Russia or Zambia will be accepted by the FDA or that the results will demonstrate the required level of efficacy to permit the commercialization of our vaccine in the United States, Russia, Zambia or else where.

      IF OUR TRIALS ARE DELAYED, WE MAY NOT BE ABLE TO GET REGULATORY APPROVAL ON A TIMELY BASIS OR AT ALL.

We cannot give any assurances that the clinical trials will be completed on schedule.

      Our trials could be delayed for numerous reasons, including:

      -  poor or unsatisfactory results from animal trials

      -  serious adverse events related to the vaccine during phase I/II trials

      -  delays in enrolling volunteers;

      -  lower than anticipated retention rate of volunteers in the trial; or

      -. serious adverse events related to the vaccine during our Phase III clinical trials

      - negative or inconclusive results could cause the trials to be unacceptable for submission to regulatory authorities.

Any delays could have a substantially negative impact on our ability to fund the trials and could also impact our ability to gain regulatory approval.

      IF WE FAIL TO COMPLY WITH REGULATIONS ENFORCED BY DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, THE COMMERCIALIZATION OF OUR VACCINE COULD BE PREVENTED OR DELAYED.

Our Vaccine is subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization of our vaccine. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays.

      The FDA or other foreign government bodies refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution. For instance, the FDA may approve the licenses for only high-risk populations. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

      Initial testing of our vaccine will be completed in Russia and Zambia. There is no guarantee that the FDA will accept the results of tests completed in these other countries. This could cause substantial delays in developing the vaccine in the United States as trials might have to be re-done to meet FDA approvals.

      There can be no assurance that the FDA will approve our vaccine manufacturing processes or that manufacturing facilities will pass an FDA pre-approval inspection for our vaccine. We must still secure a third party manufacturer. We cannot assure you that we will successfully identify a third party manufacturer or that facilities will pass an FDA pre-approval inspection. Any manufacturing facility will have to comply with our manufacturing standards and will have to show an ability to manufacture the vaccine so as to comply with our previous approvals. If there are differences in manufacturing processes, the FDA may also require additional clinical studies to establish the safety, purity and potency of our vaccine under these different manufacturing processes. Any delay in obtaining such approvals would have a material adverse effect on our business, financial condition and results of operation.

      Even after regulatory approval for our vaccine is obtained, the license will be subject to continual review, and newly discovered or developed safety or efficacy data may result in revocation of the product marketing license.

Once product license is granted, the marketing of our vaccine will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements.. The manufacturing facilities are also subject to continual review and periodic inspection and approval of manufacturing modifications.

Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post approval requirements could harm our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could also have a material adverse effect on HIV-VAC.

We plan to pursue marketing authorization in Southern Africa based on the results from the Zambian trial. The Zambian government also has a regulatory process that we will need to follow before we can commercialize our vaccine in that country. In addition, we will need to co-operate with numerous other countries located in Southern Africa in order to commercialize the vaccine as a joint effort. No assurances can be given that we will obtain marketing authorization from these governments.

The manufacturer of our vaccine is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. There can be no assurance that we will avoid incurring significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on our ability and cost to manufacture our vaccine.

      The European Union, Japan, Australia, Canada and most countries also extensively regulate pharmaceuticals, including biological drug products. No assurance can be given that we will be able to obtain other countries approvals for our vaccine.

WE HAVE A LIMITED OPERATING HISTORY AND WE EXPECT TO CONTINUE TO INCUR LOSSES.

To date, we have engaged solely in research, development and clinical testing. At September 30, 2000, we had an accumulated deficit of approximately $2.7 million. We expect to incur substantial losses for at least an additional three to five years.

 .
      IF INTRACELL VACCINES LIMITED OR THE UNIVERSITY OF BIRMINGHAM TERMINATES OUR LICENSE AGREEMENT, WE MAY NOT BE ABLE TO DEVELOP OR MARKET OUR VACCINE ON COMMERCIALLY REASONABLE TERMS, OR AT ALL.

We cannot conduct our business without the technology we license from The University of Birmingham. Our license agreement with The University of Birmingham and Intracell Vaccines Limited permits them to terminate the agreement, or terminate the exclusivity of our license, if we:

      - fail to carry out clinical trials and fails to use pursue with due diligence, applications for registration of the vaccine in any country where such registration is a requirement;

      -  fail to pay the royalty or minimum royalty when due.

      -  fail to raise $5 million for completion of the phase I/II trials

      - breach the license agreement and fail to cure the breach within the time period provided in the agreement;

      We are currently in breach of our agreement with Intracell Vaccines Limited and we have no guarantee that Intracell Vaccines Limited will continue to support us.





      OUR FAILURE TO RETAIN KEY MANAGEMENT EMPLOYEES COULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT CLINICAL TRIALS, OBTAIN FINANCING AND DEVELOP OUR VACCINE.

We are highly dependent on our senior management and scientific staff, particularly Dr. Gordon Skinner our Chairman and President and Mr Kevin Murray a Vice President and CFO. These individuals have played a critical role in developing the vaccine, raising financing and conducting pre-clinical trials. The loss of the services of either of these key members of senior management may prevent us from achieving our business objectives.


      IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT COMPETITORS FROM USING OUR TECHNOLOGY. IF WE INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS WE MAY BE PREVENTED FROM MARKETING OUR VACCINE.

We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing our vaccine. Our technology, including technology licensed from The University of Birmingham, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends on our ability, and The University of Birmingham's ability to:

      -  obtain and enhance our patents;

      -  protect trade secrets;

      -  operate without infringing upon the proprietary rights of others; and

      -  prevent others from infringing on our proprietary rights.

      We cannot be certain that the patents that we license from The University of Birmingham will be enforceable and afford protection against competitors. We cannot give any assurance that our operations or technology will not infringe the intellectual property rights of others. If we infringe the intellectual property of others, there can be no assurance that we would be able to obtain licenses to use the technology on commercially reasonable terms or at all.

      IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, DEMAND FOR OUR VACCINE MAY BE REDUCED OR WE MIGHT HAVE TO PAY DAMAGES.

We face an inherent risk of exposure to product liability suits in connection with our vaccine being tested in human clinical trials and products that may be sold commercially. We may become subject to a product liability suit if our vaccine causes injury, or if vaccinated individuals subsequently become infected with HIV. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a vaccine, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues.



ITEM 2. PROPERTIES

      Our administration offices are located in Collingwood, Ontario. The office is provided as part of our consulting agreement with Intracell Vaccines Limited. We also lease approximately 1200 square feet of laboratory space in Moseley, Birmingham, United Kingdom under a lease agreement that terminates in April 2002. We believe that our facilities are sufficient to support our operations for at least the next 18 months.


ITEM 3. LEGAL PROCEEDINGS

      We are not currently subject to any material legal proceedings or claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the year ended September 30, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

      Our common stock has been trading publicly on the Nasdaq OTC Market under the symbol "HIVC" since March 1999. The following table lists quarterly information on the price range of the common stock based on the high and low reported last sale prices for our common stock as reported on the Nasdaq OTC Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                               HIGH       LOW
                                                               ----       ---
Year Ended September 2000

  Fourth Quarter (Sept 2000)................................  $0.548     $0.092
  Third Quarter.............................................  $1.000     $0.185
  Second Quarter (June 30, 1999)............................  $2.000     $0.875
  First Quarter (through March 10, 2000)....................  $0.906     $0.130


As of September 30, 2000, there were 264 holders of record of the common stock. On January 2, 2001, the last reported sale price on the Nasdaq OTCBB for the common stock was $0.064 per share.


DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its capital stock since its inception. The Company currently intends to retain all of its cash and any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

USE OF PROCEEDS FROM PRIVATE PLACEMENTS

      The Company completed numerous private placements of its stock during the year, resulting in the company raising $426,738 through the issue of 5,205,936 common shares. The proceeds were used to purchase equipment amounting to $47,496, and for normal operating capital. We had $151,210 on deposit as at September 30, 2000 compared to $10,898 as at September 1999.

ITEM 6. SELECTED FINANCIAL DATA

      This selected financial data should be read in conjunction with our financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended September 30, 2000, 1999, and 1998 and the balance sheet data as of September 30, 2000 and 1999 are derived from our Financial Statements that are included elsewhere in this Annual Report on Form 10-K.

                                                                                     YEAR ENDED SEPTEMBER 30
                                                                              2000            1999            1998
                                                                          ------------    ------------    ------------

STATEMENT OF OPERATIONS DATA:
Operating expenses
  Research, General and development ...................................   $  1,957,391         191,519            --
  Compensation Costs ..................................................        637,929            --
  Depreciation & Amortization .........................................         11,890            --              --
                                                                          ------------    ------------    ------------
Loss from operations ..................................................     (2,607,210)       (191,519)           --
   Interest Income ....................................................          2,417            --              --
                                                                          ------------    ------------    ------------
                                                                            (2,604,793)       (191,519)           --
Discontinued Operations ...............................................           --              --          (432,181)
                                                                          ------------    ------------    ------------
Net loss ..............................................................   $ (2,604,793)   $   (191,519)       (432,181)
                                                                          ============    ============    ============
Net loss per share
  Common Share ........................................................   $     (0.069)   $     (0.007)   $      (0.08)
                                                                          ============    ============    ============
Weighted average  common shares
  outstanding .........................................................     37,584,141      24,293,781       5,373,099

BALANCE SHEET DATA:


                                                                                           AT SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                   2000         1999         1998
                                                                                ---------    ---------    ---------


Cash, cash equivalents and investment
  securities ................................................................   $ 151,210    $  10,899    $  23,830
Working capital (deficiency) ................................................    (240,249)    (154,518)      16,960
Total assets ................................................................     375,368      195,898       23,830
Long-term obligations .......................................................        --           --           --
Total stockholders' equity (deficit) ........................................     (19,643)      30,482       16,960

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the performance of the Company's HIV vaccine which still needs to establish safety and efficacy in human trials. The HIV vaccine is the company's only product and the effectiveness of the vaccine is unknown. The commercialization of the product is dependent on the safety and effectiveness of the vaccine and will require regulatory approval before any commercialization can occur. This process could take up to 5 years. The Company is not likely to achieve any earnings until commercialization takes place. These risk factors, including "Factors affecting future results" described in this document and other factors could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

In April 1999, the Company acquired from Intracell Vaccines Ltd, the exclusive worldwide rights to a vaccine developed to combat AIDS. Terms of the acquisition included the issue of 5,750,000 common shares and 10,000 preferred shares to Intracell Vaccines Ltd, an anti-dilution provision in favor of Intracell Vaccines Ltd, and the issue of options totaling 30,000,000 common shares to the shareholders of Intracell Vaccines Ltd. In addition, HIV-VAC, Inc also agreed to provide funding of $5 Million towards the research and commercialization of the vaccine. This funding obligation has not yet been fulfilled.

The vaccine was developed by Dr Gordon Skinner through The University of Birmingham, UK. The vaccine is currently completing laboratory trials in conjunction with The Russia AIDS Centre. Human testing is expected to start in Russia within the next six months, providing that satisfactory funding is in place.

The Company is also in discussions with the Government of Zambia to initiate a human trial in Zambia using the local HIV strain. Trials in Zambia would be dependent on results of the clinical trial currently under way in Russia and would also require further laboratory testing of the local African strain prior to gaining permission to go to human trials. The company intends to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the Zambia trials. Trials in Zambia are subject to raising satisfactory financing.

The Company has failed to honor the financial funding commitments of $5 million made to Intracell Vaccines Limited. Prior funding commitments made by investors have not yet materialized and the lack of funding has had a material effect on the company's ability to proceed with research. The Company is currently relying on Intracell Vaccines Ltd for continuing support.

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2000, we had a deficit of $2,796,312

We anticipate incurring substantial losses over at least the next three to five years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1999

EXPENDITURE

Research, administrative expenses, depreciation and amortisation for the year ended September 30, 2000 increased by $ 1,777,762 from $191,519 for the year ended September 30, 1999 to $1,969,281 for the year ended September 30, 2000. The increase in research and administrative expenditure was due to the change in operations of the company from a music production company to a vaccine development company. Research and administrative expenses for the year ended September 30, 2000 consisted principally of administrative and research consulting costs, costs of establishing a laboratory, general administrative costs, and non cash legal consulting costs. Compensation costs relating to stock rights expensed during the year amounted to $637,929 (1999 - Nil)

OTHER INCOME

Other income of $2,417 consisted of interest income derived from cash on deposit. The Company received no income for the comparable period ended September 30, 1999.




NET LOSS

Net loss for the year ended September 30, 2000 was $2,604,793 compared to a loss of $191,519 for the tear ended September 30, 1999. The increase in net loss was due to the change in operations from a producer of music productions to vaccine research and development.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and a notes receivable were $154,762 at September 30, 2000. During the year ended September 30, 2000, the Company has financed operations through capital provided through a note of $140,000, a loan from Intracell Vaccines Ltd. and through the private sale of 2,082,353 common shares for cash of $423,615. The Company has also issued 6,000,000 common shares in connection with legal consulting services and issued 100,000 common shares under an agreement of merger with the shareholder of Lifeplan. In addition, the Company issued 3,123,585 common shares at par to Intracell Vaccines Limited under terms of the anti-dilution clause of the assignment of license agreement dated April 6, 1999.

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


YEAR 2000 COMPLIANCE

      We did not experience any difficulties related to the Year 2000 problem on January 1, 2000 and are not aware of any such difficulties since that date. Our operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers in connection with the Year 2000 problem.

      Because we have been in business for a relatively short time, our exposure to the Year 2000 issue was limited in comparison to more established companies. However, while no such occurrence has developed as of the date of this filing to the Company's knowledge, Year 2000 issues that may arise related to material third parties may not be apparent immediately and therefore, there is no assurance that the Company will not be affected by future disruptions. We do not anticipate incurring material expenses or experiencing any material disruptions as a result of any Year 2000 issues. As of the date of this filing, the total cost of addressing any Year 2000 problems was less than $5,000.

MARKET RISK

      Our exposure to market rate changes are related primarily to our cash on deposit. We do not have any derivative financial instruments. By policy, we invest in class A banking institutions and hold our investments to 30 days notice. Investments are held in floating rate interest earning deposits. Floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

      Our exposure to foreign exchange rate risk is primarily related to our conducting pre-clinical trials in The United Kingdom. A sudden decrease in The United Kingdoms currency exchange rate versus the U.S. Dollar could have an adverse impact on our expenses.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. We do not expect the adoption of SFAS 133 to have a material impact on our financial statements.

      In December 1999, The United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," which must be applied in our second fiscal quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We do not expect that the adoption of SAB 101 will have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Market Risk" in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements and Supplementary Data

                                  HIV-VAC, INC.

                              FINANCIAL STATEMENTS

                        AND INDEPENDENT AUDITORS' REPORT

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

TABLE OF CONTENTS

                                                                                                   Page

Independent Auditors' Report.........................................................................1

Financial Statements

  Balance Sheets as of September 30, 2000 and 1999...................................................2

  Statements of Operations for the years ended September 30, 2000, 1999 and 1998........................................................................................3

  Statements of Stockholders' Equity (Deficit) for the years ended September 30,
     2000, 1999 and 1998.........................................................................4 - 5

  Statements of Cash Flows for the years ended September 30, 2000,
     1999 and 1998...................................................................................6

  Notes to Financial Statements.................................................................7 - 16

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
HIV-VAC, Inc.
Ontario, Canada

We have audited the accompanying balance sheets of HIV-VAC, Inc. for the years ended September 30, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. for the years ended September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and has negative net working capital and cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





DiRocco and Dombrow, P.A.
December 15, 2000

                                  HIV-VAC, INC
                                 BALANCE SHEETS

                                     ASSETS

                                                                                               September    September
                                                                                                30, 2000     30, 1999
                                                                                               ----------   ----------

Current Assets
  Cash                                                                                         $  151,210   $   10,898
  Note receivable                                                                                   3,552         --
                                                                                               ----------   ----------
     Total Current Assets                                                                         154,762       10,898
                                                                                               ----------   ----------

Furniture and equipment, net                                                                       43,314         --
                                                                                               ----------   ----------
Other Assets
  Intangible assets                                                                               177,292      185,000
                                                                                               ----------   ----------

Total Assets                                                                                   $  375,368   $  195,898
                                                                                               ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Notes payable                                                                                $  140,000   $   15,000
  Accrued liabilities                                                                             255,011      150,416
                                                                                               ----------   ----------
     Total Current Liabilities                                                                    395,011      165,416
                                                                                               ----------   ----------

Stockholders' Equity (Deficit)
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized; 10,000 shares issued
    and outstanding                                                                                   100          100
  Common stock, $0.001 par value; 50,000,000
    shares authorized; 46,415,608 and 35,109,672
    shares  issued and outstanding, respectively                                                   46,416       35,110

  Additional paid in capital                                                                    2,730,153      326,791
  Accumulated deficit                                                                          (2,796,312)  (  191,519)
                                                                                               ----------   ----------
                                                                                               (   19,643)     170,482

  Less:  subscription receivable                                                                     --     (  140,000)
                                                                                               ----------   ----------
    Total Stockholders' Equity (Deficit)                                                       (   19,643)      30,482
                                                                                               ----------   ----------

     Total Liabilities and Stockholders' Equity (Deficit)                                      $  375,368   $  195,898
                                                                                               ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                  HIV-VAC, INC.
                            STATEMENTS OF OPERATIONS

                                                                                          September 30,
                                                           ----------------------------------------------------------------------
                                                                2000                         1999                      1998
                                                           ----------------            -----------------          ---------------

Expenses
  Research and Development Costs                           $      1,957,391            $         191,519          $             -
  Compensation costs                                                637,929                            -                        -
  Amortization and Depreciation                                      11,890                            -                        -
                                                           ----------------            -----------------          ---------------
                                                                  2,607,210                      191,519
                                                                                                                                -
                                                           ----------------            -----------------          ---------------
     Operating Loss                                        (      2,607,210)           (         191,519)                       -
                                                           ----------------            -----------------          ---------------

Other Income
  Interest income                                                     2,417                            -                        -
                                                           ----------------            -----------------          ---------------
     Total Other Income                                               2,417                            -                        -

Discontinued Operations
  Loss from discontinued operations                                       -                            -          (       432,181)
                                                           ----------------            -----------------          ---------------

     Net Loss                                              $(     2,604,793)           $(        191,519)         $(      432,181)
                                                           ================            =================          ===============
Loss per weighted-average share
  of common stock outstanding
     From continuing operations                            (          0.069)           (           0.007)                       -
     From discontinued operations                                         -                            -          (          0.08)
                                                           ----------------            -----------------          ---------------
     Total loss per share                                  $(         0.069)           $(          0.007)         $(         0.08)
                                                           ================            =================          ===============

Weighted Average Common
  Shares Outstanding                                             37,584,141                   24,293,781                5,373,099
                                                           ================            =================          ===============



   The accompanying notes are an integral part of these financial statements.
                                       47

                                  HIV-VAC, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               Common
                                                                    Number of Shares          Stock at      Preferred
                                                                Preferred       Common         $0.0001    Stock at $0.01
                                                               -----------    -----------    -----------    -----------
Balance at October 1, 1997                                            --       3,895,126      $     390           --

Reverse split of one for fifty shares basis (1:50)
  and change in par value from $0.005 to $0.0001                      --      (8,795,454)          (719)          --
  Records, Inc. at $0.0001 par value                                  --       5,080,000            508           --
Additional investment by stockholders                                 --            --             --             --
Net loss for the year ended September 30, 1998                        --            --             --             --
                                                               -----------    -----------    -----------    -----------
Balance at September 30, 1998                                         --         179,672            179           --

Cancellation of Persona Records common stock
  return of assets and liabilities to a stockholder                   --        (101,600)          (101)          --
Issuance of common stock for license agreement
  at $0.001 par value                                                 --       5,750,000          5,750           --
Issuance of preferred stock for license agreement                  10,000           --              --             100
Issuance of common stock under the Securities Act
  of 1933, as amended under Reg. D, Rule 504
  at $0.001 par value                                                 --      20,000,000         20,000           --
Issuance of common stock under subscription
  agreement at par value                                              --       9,241,600          9,242           --
Issuance of common stock for cash at  par value
                                                                      --          40,000             40           --
Net loss for the year ended September 30, 1999                        --            --             --             --
                                                               -----------    -----------    -----------    -----------
Balance at September 30, 1999                                       10,000    35,109,672         35,110            100

Issuance of common stock to the stockholders
  of LifePlan at $0.01 par value                                      --         100,000            100           --
Issuance of common stock for cash at $$0.22                           --         454,545            455           --
Issuance of common stock to Intracell Vaccine                         --         681,817            682           --
Issuance of common stock for cash at $0.32                            --          73,348             73           --
Issuance of common stock to Intracell Vaccine                         --         110,076            110           --
Issuance of common stock for legal services                           --       3,000,000          3,000           --
Issuance of common stock for cash at $0.22                            --         459,770            460           --
Issuance of common stock to Intracell Vaccine                         --         689,655            690           --
Issuance of common stock for legal services                           --       3,000,000          3,000           --
                                                               Additional
                                                                 Paid In      Accumulated
                                                                 Capital       (Deficit)        Total
                                                               -----------    -----------    -----------
Balance at October 1, 1997                                     $  350,069     $ (243,934)    $  106,525

Reverse split of one for fifty shares basis (1:50)
  and change in par value from $0.005 to $0.0001                      719           --             --
  Records, Inc. at $0.0001 par value                                 --             --              508
Additional investment by stockholders                             342,108           --          342,108
Net loss for the year ended September 30, 1998                       --         (432,181)      (432,181)
                                                               -----------    -----------    -----------
Balance at September 30, 1998                                     692,896       (676,115)        16,960

Cancellation of Persona Records common stock
  return of assets and liabilities to a stockholder              (676,014)       676,115           --
Issuance of common stock for license agreement
  at $0.001 par value                                              94,150           --           99,900
Issuance of preferred stock for license agreement                    --             --              100
Issuance of common stock under the Securities Act
  of 1933, as amended under Reg. D, Rule 504
  at $0.001 par value                                              80,000           --          100,000
Issuance of common stock under subscription
  agreement at par value                                          130,758           --          140,000
Issuance of common stock for cash at  par value
                                                                    5,001           --            5,041
Net loss for the year ended September 30, 1999                       --         (191,519)      (191,519)
                                                               -----------    -----------    -----------
Balance at September 30, 1999                                     326,791       (191,519)       170,482

Issuance of common stock to the stockholders
  of LifePlan at $0.01 par value                                     (100)          --             --
Issuance of common stock for cash at $$0.22                        99,535           --           99,990
Issuance of common stock to Intracell Vaccine                     149,318           --          150,000
Issuance of common stock for cash at $0.32                         23,582           --           23,655
Issuance of common stock to Intracell Vaccine                      35,114           --           35,224
Issuance of common stock for legal services                       672,000           --          675,000
Issuance of common stock for cash at $0.22                         99,530           --           99,990
Issuance of common stock to Intracell Vaccine                     151,034           --          151,724
Issuance of common stock for legal services                       672,000           --          675,000

   The accompanying notes are an integral part of these financial statements.

                                                                                               Common
                                                                    Number of Shares          Stock at      Preferred
                                                                Preferred       Common         $0.0001    Stock at $0.01
                                                               -----------    -----------    -----------    -----------

Issuance of common stock for cash at $0.22                            --          459,770            460           --
Issuance of common stock to Intracell Vaccine                         --          689,655            690           --
Issuance of common stock for cash at $0.16                            --          634,920            634           --
Issuance of common stock to Intracell vaccine                         --          952,380            952           --
Net loss for the year ended September 30, 2000                        --             --             --             --
                                                               -----------    -----------    -----------    -----------
Balance at September 30, 2000                                       10,000     46,415,608    $    46,416    $       100
                                                               ===========    ===========    ===========    ===========
                                                               Additional
                                                                 Paid In      Accumulated
                                                                 Capital       (Deficit)        Total
                                                               -----------    -----------    -----------

Issuance of common stock for cash at $0.22                          99,530           --           99,990
Issuance of common stock to Intracell Vaccine                      151,034           --          151,724
Issuance of common stock for cash at $0.16                          99,356           --           99,990
Issuance of common stock to Intracell vaccine                      151,429           --          152,381
Net loss for the year ended September 30, 2000                        --       (2,604,793)    (2,604,793)
                                                               -----------    -----------    -----------
Balance at September 30, 2000                                    2,730,153    $(2,796,312)   $   (19,643)
                                                               ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                                  HIV-VAC, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    September 30,
                                                           -------------------------------------------------------------
                                                                 2000                  1999                  1998
                                                           -----------------     ------------------     ----------------

Cash Flows From Operating Activities:
  Net loss                                                 $(      2,604,793)    $(         191,519)    $(       432,181)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Amortization and depreciation                                    11,890                    -                    -
      Issuance of stock for services                               1,991,053                    -                    -
     (Increase)/dec. in notes receivable                   (           3,552)                   -                 20,000
     (Decrease) in notes payable                                         -                      -       (         26,605)
      Increase in accrued liabilities                                104,591                143,546                  -
                                                           -----------------     ------------------     ----------------
Net Cash Used in Operating Activities                      (         500,811)    (           47,973)    (        438,786)
                                                           -----------------     ------------------     ----------------

Cash Flow From Investing Activities:
  Purchase of patent rights                                              -       (           85,000)                 -
  Purchase of furniture and equipment                      (          47,496)                   -                    -
                                                           -----------------     ------------------     ----------------
Net Cash Used in Investing Activities                      (          47,496)    (           85,000)                 -
                                                           -----------------     ------------------     ----------------

Cash Flows from Financing Activities:
  Proceeds from issue of common stock                                423,619                105,041                  508
  Proceeds from notes payable                                        125,000                 15,000                  -
  Proceeds from subscription receivable                              140,000                    -                    -
  Proceeds from additional paid in capital                               -                      -                342,108
                                                           -----------------     ------------------     ----------------
Net Cash Provided by Financing
  Activities                                                         688,619                120,041              342,616
                                                           -----------------     ------------------     ----------------

Net Increase (Decrease) in Cash                                      140,312     (           12,932)    (         96,170)
Cash at Beginning of Period                                           10,898                 23,830              120,000
                                                           -----------------     ------------------     ----------------
Cash at End of Period                                      $         151,210     $           10,898    $          23,830
                                                           =================     ==================     ================
Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
    Interest                                               $             -       $              -       $            -
                                                           =================     ==================     ================
    Income taxes                                           $             -       $              -       $            -
                                                           =================     ==================     ================
  Non Cash Transactions:
    Issuance of common shares for
      merger with LifePlan                                 $          50,000     $              -       $            -
    Issuance of common shares for
      legal consulting fees                                        1,353,124                    -                    -
                                                           -----------------     ------------------     ----------------
                                                           $       1,403,124     $              -       $            -
                                                           =================     ==================     ================

   The accompanying notes are an integral part of these financial statements.

                                  HIV-VAC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: HIV-VAC, Inc. (the Company), formerly known as Personna Records, Inc. and Nouveau Corporation, was incorporated on August 6, 1987 in the State of Colorado. Personna Records, Inc. was engaged in the production and distribution of musical records. Nouveau Corporation was a development stage company from August 6, 1987 to September 30, 1990. During the fiscal year ended September 30, 1991, Nouveau Corporation became inactive.

The Company currently is engaged in the research and development of a vaccine to combat the HIV virus. The Company will operate under the exclusive worldwide license of Intracell Vaccines Limited in the development and distribution of the vaccines. The Company's headquarters is located in Ontario, Canada and the research facility is located in Birmingham, United Kingdom.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2000 and 1999, the Company experienced a net loss of $1,966,864 and $191,519, respectively.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product, and attaining profitable operations.

Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing or obtain financing on terms beneficial to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Furniture and Equipment: Furniture and equipment are stated at cost. Maintenance and repairs are expensed in the period incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related costs are removed from the accounts and any gain or loss is included in income. Depreciation is computed using straight-line method over the estimated useful lives of 5 years for office equipment and 7 years for office furniture.

Intangible Assets: Intangible assets consist of licensing rights. These rights are recorded at fair market value at the time of stock issuance to Intracell Vaccines Limited for the exclusive worldwide rights to make, use, exercise, and vend all pharmaceutical forms and in all fields of application for the development of an HIV vaccine and/or derivative vaccine products. The licensing rights are being amortized using the straight-line method over 17 years, commencing April 1, 2000.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Cash: For purposes of reporting cash, cash includes cash in bank.

Fair Value of Financial Instruments: The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximates fair value because, in general, the interest on the underlying instruments approximates market rates.

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the years ended September 30, 2000 and 1999.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Net loss per share is calculated based on the weighted average number of shares outstanding during the years ended September 30, 2000 and 1999.

Foreign Currency

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses.

Recent Accounting Announcements: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (SFAS 133) " Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, issued in June 1999. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material effect on the financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The Company does not believe that the adoption of SFAS 140 will have a material effect on the financial statements.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Announcements (CONTINUED): In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

NOTE 2 - NET LOSS PER COMMON SHARE

The following table sets forth the computation of loss per share:

                                                                                                     September 30,
                                                                                                     ------------
                                                                                          2000            1999            1998
                                                                                     ------------    ------------    ------------
Numerator:
  Numerator for loss per share -
     net loss                                                                        $ (2,604,793)   $   (191,519)   $   (432,181)
Denominator:
  Denominator of loss per share -
   Weighted average shares                                                             37,584,141      24,293,781       5,373,099
                                                                                     ------------    ------------    ------------
Loss per Share                                                                       $(     0.069)   $(     0.007)   $(      0.08)
                                                                                     ============    ============    ============

NOTE 3 - FURNITURE AND EQUIPMENT, NET

Furniture and equipment consists of the following:

                                                                                                     September 30,
                                                                                                     ------------
                                                                                          2000            1999            1998
                                                                                     ------------    ------------    ------------
  Office equipment and furniture                                                     $     47,496    $       --      $       --

  Less accumulated depreciation                                                             4,182)           --              --
                                                                                     ------------    ------------    ------------
     Net                                                                             $     43,314    $       --      $
                                                                                     ============    ============    ============

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - SUBSCRIPTION RECEIVABLE

In consideration of the issuance of the 9,241,600 Common Stock of HIV-VAC, Inc., the Company received a promissory note in the amount of $140,000, which became due and payable by October 15, 1999.

NOTE 5 - STOCK RIGHTS

On March 15, 1999, the Company issued 5,750,000 shares of common stock and 100 shares of preferred stock at par value to Intracell Vaccines Limited, and entered into an agreement which included an anti-dilution clause. The agreement granted stock rights to Intracell for the purchase of common share at an exercise price of $0.001 per share. The stock rights will expire at the time that third parties have invested a minimum capitalization of five million dollars.

The following is a summary of stock rights activity for the year ended September 30, 2000:

         Number of common stock authorized and un-issued
            on March 15, 1999                                       14,000,000

         Number of rights exercised by shareholder in 2000             641,000

         Number of common stock authorized and un-issued
            on September 30, 2000                                    3,000,000

         Number of rights exercisable at September 30, 2000          2,000,000

         Weighted average exercise price per share
         outstanding and exercisable                              $       0.27

No rights were forfeited or expired in 2000 and 1999. No rights were exercised in 1999.

The calculation of the fair values of the rights, under the minimum value method, assumes that no corporate dividends will be issued prior to the exercise of the rights, and that the rights will be exercised immediately prior to the minimum capitalization of five million dollars by third parties.

At September 30, 2000, the Company applied APB Opinion 25 and related Interpretations in accounting for the merger agreement terms.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - STOCKHOLDERS' EQUITY

         Common and preferred stocks were issued in the years ended September 30, 2000, 1999 and 1998 are as follows:

         a) Sale of common stock - In April 1998, 101,600 Common Stock were issued in connection with the merger with Nouveau Corporation. The shares were issued for cash of $508.

         b) During the year ended September 30, 1998, stockholders contributed $342,108 in additional paid in capital.

         c) On February 23, 1999, the Company declared a 1:50 reverse split of Personna shares, effective March 8, 1999. This reduced the common shares outstanding from 8,975,126 shares to 179,672 shares. On March 12, 1999, the Company returned the assets and liabilities of Personna to its original owner and voided the 101,600 shares of Personna. This resulted in a reduction of Common Stock to 78,000 shares at 0.005 par value which was reduced by Board of Directors approval to $0.001 par value.

         d) On March 15, 1999, the Company issued 5,750,000 Common Stock at $0.001 par value and 10,000 Preferred Stock at $0.01 par value for the consideration of $99,900 and $100, respectively, to Intracell Vaccines Limited and the exclusive right to the worldwide license for the development and distribution of a HIV vaccine to combat aids. Each preferred stock has 3,000 votes per common share at any meeting of the stockholders where votes are submitted. As part of the agreement with Intracell, an anti-dilution clause was included which restricts the subscription of HIV-VAC's stock until a minimum capitalization of five million dollars is issued to third parties. This clause was included to maintain a Common Stock equity position of sixty percent.

         e) On March 15, 1999, the Company issued 20,000,000 Common Stock at $0.001 par value for a total offering of $100,000 under the Securities Act of 1993, as Amended Under Regulation D, Rule 504.

         f) On March 15, 1999, the Company issued 9,241,600 Common Stock at $0.001 par value under the Securities Act of 1993, as amended Under Regulation D, Rule 504 for a total offering of $140,000.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         g) On November 12, 1999, 40,000 shares were issued for cash of $5,041.

         h) On March 8, 2000, Company issued 100,000 shares of its Common Stock at $0.001 par value to the stockholders of LifePlan. The shares were issued at $ 0.50 each for a value of $50,000.

         i) On May 26, 2000, the Company issued 454,545 common shares with par value of $.001 per share for cash of $99,990 and also issued 681,817 common share at par to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License agreement dated April 6, 1999.

         j) On June 29, 2000 the company issued 73,348 common share with par value of $.001 per share for cash of $23,655 and also issued 110,076 common shares at par to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License agreement dated April 6, 1999.

         k) On June 29, 2000, the company issued 3,000,000 million common shares with a par value of $.001 for legal consulting services. The shares were issued at $0.225 each.

         l) On July 05, 2000 the company issued 459,770 common shares with par value of $.001 per share for cash of $99,990 and also issued 689,655 common shares at par to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License agreement dated April 6, 1999.

         m) On July 24, 2000, the company issued 3,000,000 million shares with a par value of $.001 for legal consulting services. The shares were issued at $0.225 each.

         n) On July 27, 2000 the company issued 459,770 common shares with par value of $.001 per share for cash of $99,990 and also issued 689,655 common shares at par to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License agreement dated April 6, 1999.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         o) On August 21, 2000, the company issued 634,920 common shares with par value of $.001 per share for cash of $99,990 and also issued 952,380 common shares at par to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Agreement of License agreement dated April 6, 1999.

NOTE 7 - MERGER WITH LIFEPLAN

On March 8, 2000, the Company merged with SCIENTIFICLIFEPLAN, hereafter referred to as "LIFEPLAN," for $50,000. All of the outstanding shares of common stock of LIFEPLAN were exchanged for 100,000 shares of common stock of HIV-VAC, Inc. HIV-VAC, Inc. was the successor corporation.

At the time of the merger, LIFEPLAN had no significant assets and liabilities.

NOTE 8 - LEASE

The Company entered into a lease agreement for office facility on May 1, 1998 expiring on April 30, 2001. Rent expense for the years ended September 30, 2000, 1999, and 1998 were $14,773, $30,657 and $12,565, respectively. The future minimum payments required under the lease is $26,000 for fiscal year 2001.

NOTE 9 - INCOME TAXES

The reasons for the differences between income taxes at the statutory income tax rates and the provision (benefit) for income taxes are summarized as follows:

                                                    September 30,
                                            2000         1999         1998
                                         ---------    ---------    ---------

  Income tax benefits at
   statutory rate                        $(937,725)   $ (69,000)   $(172,000)

  Deferred tax benefits
    Carry forward                          937,725       69,000      172,000
                                         ---------    ---------    ---------
   Income tax benefit                    $    --      $    --      $    --
                                         =========    =========    =========

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - INCOME TAXES (CONTINUED)

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At September 30, 2000, net operating losses of approximately $2,796,312 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 10 - STOCK OPTION AGREEMENT

On March 12, 1999, the Company entered into a stock option agreement in which the Company granted the option to stockholders to purchase 30,000,000 shares under three conditional events. The Company authorized the exercise of the options should human trials of an HIV vaccine begin; should the Company commence United States Government Food and Drug Administration ("FDA") Phase 11 trials of its HIV vaccine and; should the Company obtain FDA approval of its HIV Vaccine. The options may be purchased at par value as of March 12, 1999, which was $0.001 per share. The options may be exercised at any time prior to their expiration on April 1, 2004.

NOTE 11 - ROYALTY PAYMENTS

As part of the March 15, 1999 issuance of 5,750,000 shares to Intracell Vaccines Limited, the Company agreed to make advance minimum royalty payments of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company paid consulting fees to certain controlling stockholders commencing April 1999. Approximately $280,000 and $133,777 and $0 was paid or accrued for the years ended September 30, 2000, 1999 and 1998, respectively.

NOTE 13 - NOTES PAYABLE

At September 30, 2000 and 1999, the Company had unsecured notes of $140,000 and $15,000, respectively. The 1999 note payable bears interest at a rate of 8% per annum payable to Trinity Funding.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - LOSS FROM DISCONTINUED OPERATIONS

On March 12, 1999, HIV-VAC, Inc. returned the assets and liabilities of Personna Records, Inc. to its original owner and voided the 101,600 shares of Personna. This resulted in a loss from discontinued operations of $432,181.

NOTE 15 - STOCKHOLDERS' RESTRICTIONS

The stockholders of the Company have a pre-emptive right regarding the purchase of stock. Furthermore, the transfer of certain stock is restricted in accordance with the Securities and Exchange Commission regulations.

NOTE  16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments as of September 30, 2000, 1999 and 1998, are as follows:

                                        2000                            1999                            1998
                         -------------------------------------------------------------------------------------------------
                             Carrying           Fair          Carrying          Fair          Carrying         Fair
                              Amount            Value          Amount           Value          Amount          Value
                         -------------------------------------------------------------------------------------------------

Assets:
  Cash                    $  151,210       $  151,210       $  10,898       $  10,989       $  23,830      $  23,830
  Note receivable              3,552            3,552             -               -               -              -

Liabilities:
  Notes payable           $  140,000       $  140,000       $  15,000       $  15,000       $     -        $     -
  Accrued liabilities        255,010          255,010         150,416          15,016           6,870          6,870

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers as of September 30, 2000 are as follows:

          NAME             AGE                     POSITION
          ----             ---                     --------
Gordon R B Skinner......   58                Chairman of Board of Directors,
                                               President since 6 April, 1999
Kevin W Murray..........   47                Director, Vice President, CFO
                                               since 6 April, 1999
John Palethorpe.........   55                Vice President since 6 April, 1999
Azie Taylor Morton                           Director since December 2000

See "Directors & Executive Officers" on page 27 of this filing for detailed resume of each of the above officers.

There are no individuals other than officers and directors expected to make a significant contribution to the Company's business.

Familial Relationships

      There are no familial relationships between any of the Company's executive officers and directors.

Involvement in Certain Legal Proceedings

To the knowledge of Management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of the Company:

      (1) Filed a petition under federal bankruptcy laws or any state insolvency law, now had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

      (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

      (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

      (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

ITEM 11. EXECUTIVE COMPENSATION, EMPLOYMENT CONTRACTS & CHANGE IN CONTROL ARRANGEMENTS.

As of the date hereof none of the Company's executive officers have not received any compensation from the Company.

No cash fees or other consideration was paid to directors of the Company for service on the Board during the year ended September 30, 2000 or through the date of this Report.

The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers, nor are there any agreements or understandings with such persons regarding termination of employment or change-in control arrangements.

The Company has a management consulting agreement with Intracell Vaccines Limited. Messers Skinner and Murray are directors of Intracell Vaccines Limited and Messers Skinner, Murray and Palethorpe are shareholders of Intracell Vaccines Limited.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of September 30, 2000 for: (i) each person who is known by the Company to beneficially own more than 5 percent of the

Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of September 30, 2000, the Company had 46,715,608 shares of common stock outstanding and 10,000 preferred shares outstanding.

Security Ownership of Officers and Directors

Title                                    Nature of         Percent(1)
of          Principal Shareholders       Beneficial        of Class as
Class       Name,                        Ownership         Current
Date
-------     ----------------------       ------------      -----------

Common      Dr Gordon Skinner            4,634,529(1)      9.92%

Common      Mr Kevin Murray              4,634,528(1)      9.92%

Common      Mr John Palethorpe           4,634,528(1)      9.92%

Common      All officers and
              directors as a
              group                     13,903,585(1)     29.76%


Preferred   Dr Gordon Skinner                3,333(2)     33.33%

Preferred   Mr Kevin Murray                  3,333(2)     33.33%

Preferred   Mr John Palethorpe               3,333(2)     33.33%

Preferred   All officers and
              directors as a
              group                         10,000       100.00%


         (1) The Common shares are owned both directly and through the executives' indirect shareholding in Intracell Vaccines Limited.

         (2) The Preferred shares are owned through the executives' indirect shareholding in Intracell Vaccines Limited. The preferred shares entitle the holder, in general meeting, to 3000 common share votes for each preferred share held.

SECURITY OWNERSHIP OF OWNERS OF 5% OR MORE OF THE COMPANY'S
OUTSTANDING SHARES
---------------------------------------------------------------


Title                                    Amount and
of                                       Nature of         Percent
Class                                    Beneficial        of Class as
Date        Principal Shareholders       Positiion         Ownership
-------     ----------------------       ------------      -----------

Preferred   Dr Gordon Skinner                  3,333(3)        33.33%

Preferred   Mr Kevin Murray                    3,333(3)        33.33%

Preferred   Mr John Palethorpe                 3,333(3)        33.33%

Preferred   Intracell Vaccines Limited        10,000          100.00%


Common      Intracell Vaccines Limited     8,698,585           18.62%

Common      Dr Gordon Skinner              4,634,529(4)         9.92%

Common      Mr Kevin Murray                4,634,528(4)         9.92%

Common      Mr John Palethorpe             4,634,528(4)         9.92%


         (3) Reflects indirect preferred shareholding through Intracell Vaccines Limited.

         (4) Relects both direct common shareholding as well as indirect common shareholding through Intracell Vaccines Limited.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On 6 April, 1999, HIV-VAC entered into an assignment of license agreement with Intracell Vaccines Limited. Under the agreement, HIV-VAC agreed to assume all of Intracell Vaccines Limited obligations under the license agreement with The University of Birmingham. In addition, HIV-VAC issued 5,750,000 common shares and 10,000 preferred shares to Intracell Vaccines Limited. HIV-VAC also agreed to finance the development of the vaccine and entered into an anti dilution agreement with Intracell

Vaccines Limited so that Intracell Vaccines Ltd and its shareholders would maintain 60% of the common shares (after allowing for options) up and until HIV-VAC had raised $5 million.

Terms of the assignment of license agreement also provided for the shareholders of Intracell Vaccines Limited to receive stock options as follows:

      1. Ten million common shares at par when initial human trials of the vaccine begin.
      2. Ten million common shares at par when a phase three human trial begins.
      3. Ten million common shares at par when product license is achieved.


The company also entered into a services agreement with Intracell Vaccines Limited pursuant to which Intracell Vaccines Limited has agreed to provide Hiv-Vac with administrative, research, process science, clinical and regulatory support, primarily by making the services of certain Intracell personnel available to Hiv-Vac. Intracell Vaccines Ltd is reimbursed for all of its costs and expenses relating to the provision of these services and receives a fee a fee of $70,000 per quarter. Either party may terminate the services agreement upon a breach, which continues uncured for more than 60 days, or upon the occurrence of bankruptcy or similar events. The term of the services agreement will expire on May 31, 2002.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----
HIV-VAC, Inc.
Report of Independent Auditors..............................            45
Balance Sheets -- September 30, 2000 and 1999...............            46
Statements of Operations -- Years ended September 30, 2000,
  1999 and 1999.............................................            47
Statements of Stockholders' Equity (Deficit) and
  Comprehensive Loss -- Years ended September 30, 2000
  And  .....................................................            48
Statements of Cash Flows -- Years ended September 30, 2000
  and 1999..................................................            50
Notes to Financial Statements...............................            51

(a)(2) FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements and notes thereto.

     (a) 3  EXHIBITS

      The following exhibits are filed as part of this Form 10-KSB for the Company's year ended September 30, 2000

(i)
Exhibits                       Description
--------                      -------------
      1(2)                   Articles of Incorporation
      2(2)                   Amended Articles of Incorporation
      3(2)                   By-Laws
      4(1)                   LifePlan merger


         (1)  Included and filed in Form 8K12G3 filed May 11, 2000
         (2)  Included and Filed in Form 10QSB filed May 16, 2000


(iii)    Exhibit
------------------
Form 8-K             Filed May 11, 2000.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Hiv-Vac, Inc.
                                         (Registrant)

                                         By:       /s/ KEVIN MURRAY
                                                   ----------------

                                                      Kevin Murray
                                                     Vice President
                                                 Finance & Administration

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  By: /s/ GORDON R B SKINNER              Chairman of the Board
                  January 07, 2001                        President
                  ------------------------------------
                  Gordon R B Skinner



                  By: /s/ KEVIN W MURRAY                  Director
                  January 07, 2001                        Vice President
                  ------------------------------------
                  Kevin Murray