Form 10QSB
period 2000-12-31
HIV VAC INC
filed 2001-02-13
CIK 1082576

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

For the quarterly period ended December 31, 2000

                          Commission File No. 000-30603

                                  HIV-VAC, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)








        Nevada                                         86-0876846
--------------------------------------------------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


              12 Harben Court, Collingwood, Ontario Canada L9Y 4L8
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (705) 444-6317

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                      ---
There are 46,415,608 shares of common stock outstanding and 10,000 shares of preferred stock outstanding as of December 31, 2000.

                                   HIV-VAC Inc

                                    Form 10Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                           PAGE
Item 1.     Financial Statements:
             Condensed Balance Sheets........................................  1
             Condensed Statements of Operations..............................  2
             Condensed Statements of Cash Flows..............................  3
             Notes to Condensed Financial Statements.........................  4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations:
             Overview........................................................  5
             Results of Operations...........................................  6
             Liquidity and Capital Resources.................................  7


Item 3.     Quantitative and Qualitative Disclosure about Market Risk........  7

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings................................................  7
Item 2.     Changes in Securities and Use of Proceeds........................  7
Item 3.     Defaults upon Senior Securities..................................  8
Item 4.     Submission of a Matter to a Vaote of Security Holders............  8
Item 5      Other Information................................................  8
Item 6.     Exhibits and Reports on Form 8-K.................................  8

            Signature........................................................  8

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               December 31,           September 30,
                                                                   2000                   2000
                                                              ----------------     -------------------
                                                                 (unaudited)
Current Assets
  Cash                                                     $       111,222        $        151,210

  Note receivable                                                    7,875                   3,552
                                                              ----------------     -------------------
          Total Current Assets                                     119,097                 154,762
                                                              ----------------     -------------------
Furniture and Equipment                                             40,939                  43,314
                                                              ----------------     -------------------
Other Assets
  Patent rights                                                    173,438                 177,292
                                                              ----------------     -------------------
          Total Assets                                     $       333,474        $        375,368
                                                              ================     ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

  Notes payable                                            $       140,000                 140,000
  Accrued liabilities                                              324,813                 255,010
                                                              --------------        -----------------
          Total Current Liabilities                                464,813                 395,010
                                                              --------------        -----------------

Shareholders' Equity
    Preferred stock, $0.01 par value;
    1,000,000 shares authorized;
    10,000 shares issued and outstanding                               100                     100
    Common stock, $0.001 par value; 50,000,000 shares
    authorized;
    46,415,608 shares issued and outstanding                        46,416                  46,416

  Additional paid-in capital                                     2,730,153               2,730,153

  Accumulated deficit                                           (2,908,008)             (2,796,311)
                                                              --------------         -----------------
   Total Shareholders' Equity                                     (131,339)                (19,642)

          Total Liabilities and Shareholders' Equity       $       333,474        $        375,368
                                                             ==============          =================

       See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Three months             Three months
                                                      ended                   ended
                                                   December 31,            December 31,
                                                       2000                   1999
                                                 ----------------       ------------------
Expenses
Research, general and administrative       $            105,794                  114,468
  Amortization & Depreciation                             6,228                       -
                                                 ----------------       ------------------
          Total Expenses                                112,022                  114,468
                                                 ----------------       ------------------
          Operating Loss                               (112,022)                (114,468)
                                                 ----------------       ------------------
Other Income (Expenses)
  Interest income                                           327                        3
                                                 ----------------       ------------------
          Total Other Income (Expense)                      327                        3
          Net Loss                         $           (111,695)                (114,465)
                                                 ================       ==================
Basic Net Loss per Share
Common Share                               $             (0.002)    $             (0.003)
                                                 ================       ==================
Weighted Average common shares outstanding            46,415,608              35,109,670





       See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Year Ended                 Year Ended
                                                                               December 31,               December 31,
                                                                                   2000                       1999
                                                                            ------------------          -----------------
Cash flows from operating activities  ;
  Net loss                                                               $        (111,695)        $         (114,465)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and Depreciation expense                                             6228                          -

    Increase in notes receivable                                                    (4,323)                   (10,029)
    Increase in accrued liabilities                                                 69,802                     76,202
                                                                            ------------------          -----------------
             Net cash used by operating
                 Activities                                                        (39,988)                   (48,292)
                                                                            ------------------          -----------------

  Cash flow from investing activities:


   Purchase of furniture and equipment                                                  (-)                   (10,258)
                                                                            ------------------          -----------------
    Net cash used by investing
                 Activities                                                             (-)                   (10,258)
                                                                            ------------------          -----------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                               -                          -
    Proceeds from notes payable                                                          -                     50,000

    Proceeds from subcription receivable                                                 -                    140,000
                                                                            ------------------          -----------------
             Net cash provided by financing activities                                   -                    190,000

             Net increase/(decrease) in cash                                       (39,988)                   131,450

Cash at beginning of period                                                        151,210                     10,898
                                                                            ------------------          -----------------


Cash at end of period                                                    $         111,222         $          142,348
                                                                            ==================          =================

Supplemental disclosure of cash flow information

        Cash paid during the period for:

         Interest                                                        $               -         $                -
                                                                            ==================          =================
         Income taxes                                                    $               -         $                -
                                                                            ==================          =================



       See accompanying notes to unaudited condensed financial statements.

                                   HIV-VAC INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000.

                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

In the opinion of the management of HIV-VAC, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2000 and the results of its operations for the three months ended December 31, 2000 and December 31, 1999, and cash flows for the three months December 31, 2000 and December 31, 1999. The results are un-audited interim results and are submitted to satisfy the quarterly reporting requirements of the company on a timely basis.

The condensed financial statements and notes are presented pursuant to the rules and regulations of The Securities and Exchange Commission, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2000.

In the opinion of the management of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2000.

GOING CONCERN
-------------

The Company's condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative shareholders equity, negative net working capital and negative cash flows from operations. For the three months ended December 31, 2000 and December 31, 1999, the Company experienced a net loss of $111,695 and $114,465 respectively.

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

3.       LOSS PER SHARE

Excluded from the computation of basic and diluted loss per share, were stock options outstanding for the purchase of 30,000,000 shares of common stock as of December 31, 2000 and December 31, 1999 respectively, because the representative share increments would be antidilutive.

 ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the performance of the Company's HIV vaccine which still needs to establish safety and efficacy in human trials. The HIV vaccine is the company's only product and the effectiveness of the vaccine is unknown. The commercialization of the product is dependent on the safety and effectiveness of the vaccine and will require regulatory approval before any commercialization can occur. This process could take up to 5 years. The Company is not likely to achieve any earnings until commercialization takes place. These risk factors, and other factors described under "Factors Affecting Future Results" and "Business" contained in the company's annual report on Form 10K, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

The vaccine was developed by Dr Gordon Skinner through The University of Birmingham, UK. The vaccine is currently completing laboratory trials in conjunction with The Russia AIDS Centre. Human testing is expected to start in Russia within the next 6 months.

The Company is also in discussions with the Ministry of Health of The Government of Zambia to initiate a human trial in Zambia using the local HIV strain. Trials in Zambia would be dependent on results of the pre-clinical trial currently under way in Russia and would also require further laboratory testing of the local African strain prior to commencing human trials.

The company intends to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor both the Russian and Zambian trials. Trials in Africa and Russia are subject to raising satisfactory financing.

The Company has failed to honor the financial funding commitments of $5 million made to Intracell Vaccines Limited. Prior funding commitments made by investors have not materialized and the lack of funding has had a material effect on the company's ability to proceed with research. The Company is currently relying on Intracell Vaccines Ltd for continuing support.

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 2000, we had a deficit of $2,908,007.

We anticipate incurring substantial losses over at least the next three years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

The Company does not have the capital it requires to proceed to human trials and is exploring numerous alternatives to finance operations. These include the funding of the Company through private placement agreements, possible joint venture proposals where the partner provides substantial funding to the project or the granting of sub-licenses on payment of upfront fees as well as the payment of on-going royalties on sales.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS
ENDED DECEMBER 31, 1999.

EXPENDITURE

Research and administrative expenses for the three months ended December 31, 2000 decreased by $2,446 from $114,468 for the three months ended December 31, 1999 to $112,022 for the three months ended December 31, 2000. The slight decrease in expenditure was due to a reduction in overhead costs. Expenses for the three months ended December 31, 2000 consisted principally of administrative and research consulting costs.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income increased by $324 from $3 for the three months ended December 31, 1999 to $327 for the three months ended December 31, 2000.

NET LOSS

Net loss for the three months ended December 31, 2000 was $111,695 compared to a loss of $114,465 for the three months ended December 31, 1999. The decrease in the net loss was due to a slight reduction in overhead costs.



LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and a notes receivable were $111,222 at December 31, 2000. Operations for the three months have been financed through a loan from Intracell Vaccines Limited and through the utilization of $39,988 in cash on hand.

The Company does not have the liquidity or capital required to commence human trial testing of its vaccine and is exploring numerous alternatives to finance operations. These include the funding of the Company through private placement agreements, possible joint venture proposals where the partner provides substantial funding to the project, or the granting of sub-licenses upon payment of upfront fees as well as the payment of on-going royalties on sales.

Our exposure to foreign exchange rate risk is primarily related to our conducting research at our facility in the United Kingdom. A sudden decrease in The UK's currency exchange rate versus the U.S. Dollar could have an adverse impact on our expenses.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Liquidity and Capital Resources" in Part I,
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings or claims.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

The company has not issued or redeemed any securities during the three months ended December 31, 2000.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.



FINANCIAL STATEMENTS

Unaudited financial statements as of December 31, 2000, and for the three-month period then ended.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HIV-VAC Inc.
                                                (Registrant)


      Dated: February 12, 2001                  By:  /s/  Kevin W Murray
                                                     ---------------------------
                                                     Kevin W Murray
                                                     Vice President
                                                     Finance & Administration
                                                     (Principal Finance Officer)