Form 10QSB
period 2001-03-31
HIV VAC INC
filed 2001-05-14
CIK 1082576

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

For the quarterly period ended  March 31, 2001

                          Commission File No. 000-30603
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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 46,415,608 shares of common stock outstanding and 10,000 shares of preferred stock outstanding as of March 31, 2001.

                                  HIV-VAC, Inc.

                                   Form 10Q-SB

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                            PAGE
Item 1.    Financial Statements:
                Condensed Balance Sheets..................................    1
                Condensed Statements of Operations........................    2
                Condensed Statements of Cash Flows........................    3
                Notes to Condensed Financial Statements...................    4

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations:
                Overview..................................................    5
                Results of Operations.....................................    7
                Liquidity and Capital Resources...........................    8


Item 3.    Quantitative and Qualitative Disclosure about Market Risk......    8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................    8
Item 2.    Changes in Securities and Use of Proceeds......................    8
Item 3.    Defaults upon Senior Securities................................    8
Item 4.    Submission of a Matter to a Vote of Security Holders...........    8
Item 5     Other Information..............................................    9
Item 6.    Exhibits and Reports on Form 8-K...............................    9

           Signature......................................................    9

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                  HIV-VAC, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                  March 31,       September 30,
                                                                    2001             2000
                                                                 -----------      -----------
                                                                (unaudited)
Current Assets
  Cash                                                           $    83,194      $   151,210

  Note receivable                                                       --              3,552
                                                                 -----------      -----------
          Total Current Assets                                        83,194          154,762
                                                                 -----------      -----------
Furniture and Equipment                                               39,439           43,314
                                                                 -----------      -----------

Other Assets
  Patent rights                                                      169,584          177,292
                                                                 -----------      -----------

          Total Assets                                           $   292,217      $   375,368
                                                                 ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                                  $   140,000          140,000
  Accrued liabilities                                                402,812          255,010
                                                                 -----------      -----------
          Total Current Liabilities                                  542,812          395,010
                                                                 -----------      -----------

Shareholders' Deficit
Preferred stock, $0.01 par value;
1,000,000 shares authorized;
10,000 shares issued and outstanding                                     100              100
Common stock, $0.001 par value; 50,000,000 shares
authorized; 46,415,608 shares issued and outstanding                  46,416           46,416

  Additional paid-in capital                                       2,730,153        2,730,153

  Accumulated Deficit                                             (3,027,264)      (2,796,311)
                                                                 -----------      -----------

   Total Shareholder's Deficit                                      (250,595)         (19,642)



 otal Liabilities and Shareholder's  Deficit                     $   292,217      $   375,368
                                                                 ===========      ===========

       See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                        .

                                               Three months      Three months       Six months        Six months
                                               ended March       ended March       ended March       ended March
                                                 31, 2001          31, 2000          31, 2001          30, 2000
                                               ------------      ------------      ------------      ------------

Cost of Sales                                  $       --                --        $       --        $       --
                                               ------------      ------------      ------------      ------------

          Gross Profit                                 --                --                --                --
                                               ------------      ------------      ------------      ------------

Expenses
Research, general and administrative                113,323           155,680           219,117           270,148

  Amortization & Depreciation                         6,274             1,316            12,502             1,316
                                               ------------      ------------      ------------      ------------
          Total Expenses                            119,597           156,996           231,619           271,464
                                               ------------      ------------      ------------      ------------

          Operating Loss                           (119,597)         (156,996)         (231,619)         (271,464)
                                               ------------      ------------      ------------      ------------

Other Income (Expenses)
  Interest income                                       340               749               667               752
                                               ------------      ------------      ------------      ------------
       Total Other Income (Expense)                     340               749               667               752

          Net Loss                             $   (119,257)         (156,247)     $   (230,952)     $   (270,712)
                                               ============      ============      ============      ============


Basic Net Loss Per Common Share                $     (0.003)     $     (0.004)     $     (0.005)     $     (0.008)
                                               ============      ============      ============      ============

Weighted Average common shares outstanding       46,415,608        35,109,672        46,415,608        35,109,672


       See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Six Months           Six Months
                                                                                Ended                Ended
                                                                               March 31,            March 31,
                                                                                2001                 2000
                                                                            ---------------     ---------------
Cash flows from operating activities;

  Net loss                                                                  $      (230,952)    $      (270,712)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and Depreciation expense                                            12,502               1.316
    Decrease in intangible assets to net
      realizable value                                                                 --                50,000
   Decrease (Increase) in notes receivable                                            3,552             (10,553)
    Increase in accrued liabilities                                                 147,801              91,927
                                                                            ---------------     ---------------
             Net cash used by operating
                 Activities                                                         (67,097)           (138,022)
                                                                            ---------------     ---------------

  Cash flow from investing activities:

Increase in intangible assets                                                          --                50,000
Purchase of furniture and equipment                                                    (919)            (79,585)
                                                                            ---------------     ---------------


    Net cash used by investing Activities                                             (--)              (29,585)
                                                                            ---------------     ---------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                             --                  --
    Proceeds from notes payable                                                        --               125,000
    Proceeds from subscription receivable                                              --               140,000
                                                                            ---------------     ---------------

       Net cash provided by financing activities                                       --               315,000

             Net increase/(decrease) in cash                                        (68,016)             97,393

Cash at beginning of period                                                         151,210              10,898
                                                                            ---------------     ---------------

Cash at end of period                                                       $        83,194     $       108,291
                                                                            ===============     ===============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
         Interest                                                           $          --       $          --
                                                                            ===============     ===============
         Income taxes                                                       $          --       $          --
                                                                            ===============     ===============

       See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MARCH, 2001.

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of the management of HIV-VAC, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of its operations for the three months and six months ended March 31, 2001 and March 31, 2000, and cash flows for the six months ended March 31, 2001 and March 31, 2000. The results are un-audited interim results and are submitted to satisfy the quarterly reporting requirements of the company on a timely basis.

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

GOING CONCERN

The Company's condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative shareholders equity, negative net working capital and negative cash flows from operations. For the six months ended March 31, 2001 and March 31, 2000, the Company experienced a net loss of $230,952 and $270,712 respectively.

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

3. LOSS PER SHARE

Excluded from the computation of basic and diluted loss per share, were stock options outstanding for the purchase of 30,000,000 shares of common stock as of March 31, 2001 and March 31, 2000 respectively, because the representative share increments would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the performance of the Company's product. The Company has acquired the worldwide rights to a vaccine the Company believes will combat the AIDS virus (the "product"). However there can be no assurance that the product will have the effect that the company expects as the Company still needs to establish safety and efficacy in human trials and the effectiveness of the Product is unknown. The commercialization of the Product is dependent on the safety and effectiveness of the Product and will require regulatory approval before any commercialization can occur. This process could take up to 5 years. The Company is not likely to achieve any earnings until commercialization takes place. These risk factors, and other factors described under "Factors Affecting Future Results" and "Business" contained in the company's annual report on Form 10K, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

OVERVIEW

In April 1999, the Company acquired the Product from Intracell Vaccines Ltd. Terms of the acquisition included the issuance of 5,750,000 common shares and 10,000 preferred shares to Intracell Vaccines Ltd, an anti-dilution provision in favor of Intracell Vaccines Ltd, and the issuance of options totaling 30,000,000 common shares to the shareholders of Intracell Vaccines Ltd. In addition, HIV-VAC, Inc also agreed to provide funding of $5 Million towards the research and commercialization of the vaccine.

The Product was developed by Dr. Gordon Skinner through The University of Birmingham, UK. The Product is currently undergoing laboratory trials in conjunction with The Russia AIDS Centre. Human testing is expected to start in Russia within the next six months.

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

The Company has failed to honor the financial funding commitments of $5 million made to Intracell Vaccines Ltd. Prior funding commitments made by investors have not materialized and the lack of funding has had a material effect on the Company's ability to proceed with research. The Company is currently relying on Intracell Vaccines Ltd for continuing support.

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2001, we had a deficit of $3,027,264.

We anticipate incurring substantial losses over at least the next five years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

The Company does not have the capital it requires to proceed to human trials and has retained Bondy & Schloss LLP, a New York law firm to prepare and file a Registration Statement on Form SB-2 relating to the registration of the shares of the Company's common stock for an offering to be made on a continuous or delayed basis in the future pursuant to Rule 415 of the Securities Act of 1933 as amended. The Company will need to increase its authorized capital stock in order to accommodate this registration statement. There can be no assurance that this financing will be successful.

The Company is also looking at other financing methods, which include finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However , the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH, 31 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2000

EXPENDITURE

Research and administrative expenses for the six months ended March 31, 2001 reduced by $ 39,845 from $271,464 for the six months ended March 2000 to $231,619 for the six months ended March 31, 2001. Administration and research expenditure increased by $10,155 during the period, but were offset by a merger cost of $50,000 incurred by the Company when it merged with LifePlan in March 2000.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income reduced by $85 from $752 for the six months ended March 31, 2000 to $667 for the six months ended March 31, 2001.

NET LOSS

Net loss for the six months ended March 31, 2001 was $230,952 compared to a loss of $270,712 for the six months ended March 31, 2000. The reduction in net loss was mainly due to the non recurring cost of the Company merging with LifePlan in March 2000.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

EXPENDITURE

Research and administrative expenses for the three months ended March 31, 2001 reduced by $37,399 from $156,996 for the three months ended March 31, 2000 to $119,597 for the three months ended March 31, 2001. The reduction in expenditure was mainly due to a non recurring expense of $50,000 incurred in March 2000 through the merger with LifePlan.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit. Interest income reduced by $409 from $749 for the three months ended March 31, 2000 to $340 for the three months ended March 31, 2001.

NET LOSS

Net loss for the three months ended March 31, 2001 was $119,257 compared to a loss of $156,247 for the three months ended March 31, 2000. The decrease in the net loss was due to the reduction in administration costs due to a non recurring expense of $50,000 incurred in March 2000 through the merger of LifePlan.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $83,194 at March 31, 2001. Operations for the three months have been financed through a loan from Intracell Vaccines Ltd and through the utilization of $28,028 in cash on hand.

The Company does not have the liquidity or capital required to commence human trial testing of its vaccine. The Company has retained Bondy & Schloss LLP, a New York law firm to prepare and file a Registration Statement on Form SB-2 relating to the registration of the shares of the Company's common stock for an offering to be made on a continuous or delayed basis in the future pursuant to Rule 415 of the Securities Act of 1933 as amended. There can be no assurance that this financing will be successful

In addition, the Company will also seek joint venture proposals where the partner provides substantial funding to the project, and the granting of sub-licenses upon payment of upfront fees and on-going royalties on sales. There can be no assurance that the Company will enter into any joint venture agreements.

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

The Company has not issued or redeemed any securities during the six months ended March 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



FINANCIAL STATEMENTS

Unaudited financial statements as of March 31, 2001, and for the three and six month period then ended.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HIV-VAC Inc.
                                           (Registrant)


    Dated: May 10, 2001                    By:  /s/ Kevin W Murray
                                                --------------------------------
                                                Kevin W Murray
                                                Vice President
                                                Finance & Administration
                                                (Principal Finance Officer)