Form 10QSB
period 2001-06-30
HIV VAC INC
filed 2001-08-14
CIK 1082576

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

For the quarterly period ended  June 30, 2001

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


12 Harben Court, Collingwood, Ontario Canada L9Y 4L8
-------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code (705) 444-6317

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 46,915,608 shares of common stock outstanding and 10,000 shares of preferred stock outstanding as of June 30, 2001.

                                  HIV-VAC, Inc.

                                   Form 10Q-SB

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                       PAGE
Item 1.        Financial Statements:
                  Condensed Balance Sheets.................................  1
                  Condensed Statements of Operations.......................  2
                  Condensed Statements of Cash Flows.......................  3
                  Notes to Condensed Financial Statements..................  4

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations:
               Overview....................................................  5
               Results of Operations.......................................  7
               Liquidity and Capital Resources.............................  8


Item 3.        Quantitative and Qualitative Disclosure about Market Risk....  8

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings............................................  8
Item 2.        Changes in Securities and Use of Proceeds....................  8
Item 3.        Defaults upon Senior Securities..............................  8
Item 4.        Submission of a Matter to a Vote of Security Holders.........  8
Item 5         Other Information............................................  9
Item 6.        Exhibits and Reports on Form 8-K.............................  9

               Signature....................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  HIV-VAC, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS



                                                                 June 30,         September 30,
                                                                   2001               2000
                                                              ----------------    --------------
                                                                (unaudited)
Current Assets
  Cash                                                         $    58,660        $   151,210
  Note receivable                                                        -              3,552
                                                               -----------        -----------
          Total Current Assets                                      58,660            154,762
                                                               -----------        -----------
Furniture and Equipment                                             37,019             43,314
                                                               -----------        -----------

Other Assets
  Patent rights                                                    165,730            177,292
                                                               -----------        -----------

          Total Assets                                         $   261,409        $   375,368
                                                               ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

  Notes payable                                                $   165,000        $   140,000
  Accrued liabilities                                              473,032            255,010
                                                               -----------        -----------
         Total Current Liabilities                                 638,032            395,010
                                                               -----------        -----------

Shareholders' Deficit
Preferred stock, $0.01 par value;
10,000,000 shares authorized;
10,000 shares issued and outstanding                                   100                100
Common stock, $0.001 par value; 500,000,000 shares
authorized;
46,915,608 shares issued and outstanding                            46,916             46,416
  Additional paid-in capital                                     2,749,653          2,730,153

  Accumulated Deficit                                           (3,173,292)        (2,796,311)
                                                               -----------        -----------
   Total Shareholder's Deficit                                    (376,623)           (19,642)


 Total Liabilities and Shareholder's  Deficit                  $   261,409        $   375,368
                                                               ===========        ===========



       See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                             Three months     Three months    Nine months      Nine months
                                            ended June 30,   ended June 30,  ended June 30,   ended June 30,
                                                  2001            2000           2001             2000
                                           ----------------  -------------   --------------  --------------
Cost of Sales                                $          -    $          -    $          -    $          -
                                             ------------    ------------    ------------    --------------


          Gross Profit                                  -               -               -               -
                                             ------------    ------------    ------------    ------------

Expenses
Research, general and administrative              140,083         877,165         359,200       1,147,314

  Amortization & Depreciation                       6,274           4,659          18,778           5,974
                                             ------------    ------------    ------------    ------------
          Total Expenses                          146,357         881,824         377,978       1,153,288
                                             ------------    ------------    ------------    ------------

          Operating Loss                         (146,357)       (881,824)       (377,978)     (1,153,288)
                                             ------------    ------------    ------------    ------------

Other Income (Expenses)
  Interest income                                     330             678             997           1,430
                                             ------------    ------------    ------------    ------------
       Total Other Income (Expense)                   330             678             997           1,430


           Net Loss                          $   (146,027)       (881,146)   $   (376,981)   $ (1,151,858)
                                             ============    ============    ============    ============


Basic Net Loss Per Common Share              $     (0.003)   $     (0.025)   $     (0.008)   $     (0.033)
                                             ============    ============    ============    ============

Weighted Average common shares outstanding     46,443,385      35,681,176      46,445,237      35,307,637



   See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    Nine Months    Nine Months
                                                      Ended          Ended
                                                     June 30,      June 30,
                                                       2001          2000
                                                   -----------    -----------

Cash flows from operating activities;
  Net loss                                         $  (376,981)   $(1,151,858)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and Depreciation expense               18,778          5,974
  Issuance of stock for services                        20,000        675,000
 Decrease in intangible assets to net
      realizable value                                                 50,000
   Decrease (Increase) in notes receivable               3,552         (5,553)
    Increase in accrued liabilities                    218,022        137,353
                                                   -----------    -----------
             Net cash used by operating
                 Activities                           (116,629)      (289,084)
                                                   -----------    -----------

  Cash flow from investing activities:

Purchase of furniture and equipment                       (921)       (32,038)
                                                   -----------    -----------


    Net cash used by investing  Activities                (921)       (32,038)
                                                   -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                            123,645
    Proceeds from notes payable                         25,000        125,000
    Proceeds from subscription receivable                             140,000
                                                   -----------    -----------

       Net cash provided by financing activities        25,000        388,645

             Net increase/(decrease) in cash           (92,550)        67,523

Cash at beginning of period                            151,210         10,898
                                                   -----------    -----------

Cash at end of period                              $    58,660    $    78,421
                                                   ===========    ===========

Supplemental disclosure of cash flow information
        Cash paid during the period for:
         Interest                                  $         -    $         -
                                                    ==========    ===========
         Income taxes                              $         -    $         -
                                                   ===========    ===========

       See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2001.(UNAUDITED)

1. BASIS OF PRESENTATION In the opinion of the management of HIV-VAC, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of its operations for the three months and nine months ended June 30, 2001 and June 30, 2000, and cash flows for the nine months ended June 30, 2001 and June 30, 2000. The results are un-audited interim results and are submitted to satisfy the quarterly reporting requirements of the company on a timely basis.

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

GOING CONCERN

The Company's condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative shareholders equity, negative net working capital and negative cash flows from operations. For the nine months ended June 30, 2001 and June 30, 2000, the Company experienced a net loss of $376,981 and $1,151,858 respectively.

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

3. LOSS PER SHARE

Excluded from the computation of basic and diluted loss per share, were stock options outstanding for the purchase of 30,000,000 shares of common stock as of June 30, 2001 and June 30, 2000 respectively, because the representative share increments would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the performance of the Company's product. The Company has acquired the worldwide rights to a vaccine the Company believes will combat the AIDS virus (the "Product"). However there can be no assurance that the Product will have the effect that the company expects as the Company still needs to establish safety and efficacy in human trials and the effectiveness of the Product is unknown. The commercialization of the Product is dependent on the safety and effectiveness of the Product and will require regulatory approval before any commercialization can occur. This process could take up to 5 years. The Company is not likely to achieve any earnings until commercialization takes place. These risk factors, and other factors described under "Factors Affecting Future Results" and "Business" contained in the company's annual report on Form 10K-SB, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

OVERVIEW

In April 1999, the Company acquired the Product from Intracell Vaccines Ltd. Terms of the acquisition included the issuance of 5,750,000 common shares (pre reverse split) and 10,000 preferred shares to Intracell Vaccines Ltd, and the issuance of options totaling 30,000,000 common shares (pre reverse split) to the shareholders of Intracell Vaccines Ltd. In addition, HIV-VAC, Inc also agreed to provide funding of $5 Million towards the research and commercialization of the vaccine.

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

The Company has failed to honor the financial funding commitments of $5 million made to Intracell Vaccines Ltd under the assignment of licence agreement dated 6 April 1999. Prior funding commitments made by investors have not materialized and the lack of funding has had a material effect on the Company's ability to proceed with research. The Company continues to rely on Intracell Vaccines Ltd continuing support. On July 16, 2001 the Company entered into an agreement with Intracell Vaccines Inc, whereby Intracell agreed to waive its right to terminate the assignment of licence agreement provided that the Company issue an addtional 3,000,000 of its common shares to Intracell Vaccines Limited and 7,500,000 options to purchase shares of common stock of the Company. Such options shall vest in blocks of 2,500,000 upon the occurrence of certain events.

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2001, we had a deficit of $3,173,292.

We anticipate incurring substantial losses over at least the next five years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

The Company is looking at other financing methods, which include finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However, the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE, 30 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2000

EXPENDITURE

Research and administrative expenses for the nine months ended June 30, 2001 reduced by $ 775,310 from $1,153,288 for the nine months ended June 30 2000 to $377,978 for the nine months ended June 30, 2001. The reduction in expenditure was the result of non recurring legal consulting costs incurred in 2001 (725,000), partly offset by increased research and other costs of $50,310

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income reduced by $433 from $1,430 for the six months ended June 30, 2000 to $997 for the nine months ended June 30, 2001.

NET LOSS

Net loss for the nine months ended June 30, 2001 was $376,981 compared to a loss of $1,151,858 for the nine months ended June 30, 2000. The reduction in net loss was mainly due to the non recurring legal consulting fees and the cost of the Company merging with LifePlan in March 2000.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000.

EXPENDITURE

Research and administrative expenses for the three months ended June 30, 2001 reduced by $735,467 from $881,824 for the three months ended June 30, 2000 to $146,357 for the three months ended June 30, 2001. The reduction in expenditure was mainly due to a non recurring legal consulting expense of $725,000 incurred in March 2000 through the merger with LifePlan.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit. Interest income reduced by $348 from $678 for the three months ended June 30, 2000 to $330 for the three months ended June 30, 2001.

NET LOSS

Net loss for the three months ended June 30, 2001 was $146,027 compared to a loss of $881,146 for the three months ended June 30, 2000. The decrease in the net loss was due to non recurring expense of $50,000 incurred in March 2000 through the merger of LifePlan and legal consulting costs of $725,000 offset by increased administration and research costs of $10,119.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $58,660 at June 30, 2001. Operations for the three months have been financed through a loan from Intracell Vaccines Ltd and through the utilization of $24,534 in cash on hand.

The Company intends to seek joint venture proposals where the partner provides substantial funding to the project, and the granting of sub-licenses upon payment of upfront fees and on-going royalties on sales. There can be no assurance that the Company will enter into any joint venture agreements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 16, 2001, the company issued 500,000 common shares with par value of $.001 for research consulting services. The shares were issued at $0.04 each.

The company reverse split its common shares by a ratio of 100: 1 on July 6, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The company increased the authorized share capital of common shares from 50 million to 500 million through the written consent of shareholders dated 15 May 2001.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)

Exhibits          Description
--------          -----------

3.1               Articles of Incorporation(1)
3.2               Amended Articles of Incorporation(1)
3.3               By-Laws(1)
3.4 Certificate of Amendment to Certificate of Incorporation, dated as of May 15, 2001.
10.1              LifePlan merger(2)

-------------------------------------------------------
(1) Included and Filed in Form 10QSB filed May 16, 2000

(2) Included and filed in Form 8K12G3 filed May 11, 2000



(b) During the quarter for which this report is filed, the Company did not file any reports on Form 8-K.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HIV-VAC Inc.
                                (Registrant)


Dated: August 13, 2001          By: /s/  Kevin W Murray
                                    ------------------------------------------
                                    Kevin W Murray
                                    Vice President
                                    Finance & Administration
                                    (Principal Finance Officer)