Form 10KSB
period 2001-09-30
HIV VAC INC
filed 2002-01-15
CIK 1082576

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                  FORM 10-KSB
                            ------------------------

(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

                         COMMON STOCK ($.001 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on January 05, 2001, was $520,561.

     The issuer has three class of stock with 3,470,413 common shares and 10,000 preferred shares "A" and 1,000,000 preferred "B" outstanding as of January 05, 2001.

     Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I
  Item  1.  Business....................................................      3
  Item  2.  Properties..................................................     15
  Item  3.  Legal Proceedings...........................................     15
  Item  4.  Submission of Matters to a Vote of Security-Holders.........     16

PART II
  Item  5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................     16
  Item  6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................     17
  Item  7.  Financial Statements and Supplementary Data.................     19
  Item  8.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.........................     42
PART III
  Item  9.  Directors and Executive Officers of the Registrant..........     42
  Item 10.  Executive Compensation......................................     42
  Item 11.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     45
  Item 12.  Certain Relationships and Related Transactions..............     47

PART IV
  Item 13.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K....................................................     47

SIGNATURES..............................................................     47

ITEM 1. BUSINESS

GENERAL

     The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-KSB. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this Annual Report on Form 10-KSB, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth below and in the documents incorporated herein by reference, and those factors described under " Factors Affecting Future Results". In this Annual Report on Form 10-KSB, references to "Hiv-Vac", "HIV-VAC", "we," "us" and "our" refer to HIV-VAC, Inc.

     HIV-VAC, Inc. (the "Company" or "Hiv-Vac") was originally incorporated in Nevada in 1997 and was formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, Persona merged with Nouveaux Corporation whereby Persona became the surviving corporation. Persona Records Inc changed its name to HIV-VAC Inc, in March 1999.

     We are a development stage company that is engaged in the development and marketing of a proposed vaccine designed to combat HIV/AIDS. This proposed vaccine which is called NFU.Ac.HIV, was developed by Dr Gordon Skinner through the University of Birmingham in the UK. The proposed vaccine was licensed to Intracell Vaccines Limited from The University of Birmingham in November 1998, and Intracell in turn entered into an assignment of license agreement with HIV-VAC in April of 1999.

     In addition to his position as our Chairman and President, Dr Skinner is a director of Intracell Vaccines Limited. Further, our Vice President ad Chief Financial Officer Kevin Murray is the Managing Director of Intracell. Dr Skinner, Kevin Murray and John Palethorpe, our Vice President, each own 33.33% f the outstanding shares of the common stock of Intracell. Intracell currently owns 3,139,135 or 90.48% of the outstanding shares of our outstanding common stock and 10,000 or 100% of our outstanding Series A preferred stck. See security ownership of Certain Beneficial Owners and Management.

     By 1993, the underlying concept for the vaccine had been examined for feasibility of preparation of the proposed vaccine under the guidance of Dr Skinner. The first experimental preparation was made using the GB8 virus strain grown in JM cells and was manufactured at the Centre for Applied Microbiological Research (CAMR), in Porton Down, UK. The proposed vaccine was tested for antigenic content (protein on the surface of a cell or bacterium that stimulates the production of antibody) at CAMR and for antigenic content and immunogenicity (production of an immune response) in laboratories at the Department of Infection, University of Birmingham.

     Between 1993 and 1999 the proposed vaccine was subject of a research contract between Dr Skinner, at the time a senior lecturer at the University of Birmingham, and the Russian Federal AIDS center, Moscow, Russia. The proposed vaccine underwent initial tests to establish optimum conditions of preparation, antigenicity and immunogenicity in Russia, with additional tests for antigenicity being carried out in the UK. The proposed vaccine remained the property of the University of Birmingham during this time.

     We believe that our proposed vaccine differs from other vaccines presently in clinical trials in that it contains a wide spectrum of virus proteins in their natural configuration, but it does not contain virus particles; it is easily adapted to different strains and we feel it has more potential for protection, therapy, and safety. The proposed vaccine has successfully completed initial investigations to define its optimum manufacturing conditions and has recently successfully completed extensive safety and toxicity testing at the Russian Federal AIDS Center in Moscow.

     Under our assignment of licence agreement with Intracell Vaccines Limited, we hold exclusive rights to patents owned by the University of Birmingham. These patents comprise a method of manufacture of a HIV vaccine owned by the University of Birmingham. We have exclusive rights to use the patents which are protected in Australia, the Netherlands, Germany, Italy, France and Great Britain. Patents are pending in Canada and Japan. In addition, we have the exclusive rights to use two United States patents owned by the University of Birmingham. The USA patents relate to a method of manufacture of a herpes vaccine. We believe that the USA patent covers all similar methods of manufacture related to the proposed HIV vaccine and will provide reasonable assistance in enforcing these patents. Because these patents cover the method of manufacture, we believe that the patents cover all strains of the HIV virus.

     The University of Birmingham also holds patent rights for a herpes vaccine in numerous other countries. It is our belief, based upon the method of manufacture, that these patents would afford us some protection in certain other countries, including South Africa, South Korea, Israel, Ireland and Australia. We are currently exploring the possibility of filing new patents based upon a new method of manufacturing the vaccine.

     The specific clinical objectives of the vaccine are to:

     -    prevent infection in individuals at risk to HIV; and

     - act as a therapeutic agent to modify the course of disease in individuals who are already infected with HIV

     Prevention of infection is intended to be afforded by vaccination of uninfected persons, which will induce an immune response and thereby effect neutralisation of the HIV virus entering the bloodstream after contact with an infected source, for example an infected person or a contaminated hyperdermic needle. In persons already infected with HIV, the proposed vaccine is intended to boost the already primed immune system towards elimination virus from the body or reduction in virus load, which will modulate progression of disease.

     A Phase I/II trial of this vaccine is expected to begin in Russia in the next six months once regulatory approval is granted and is expected to be extended to the USA within the next two years if funding is made available.

     Additionally, we also have an agreement in principal with the Ministry of Health of the Government of Zambia, to undertake a trial in conjunction with the Zambian Ministry of Health using the local HIV strain. The Zambian vaccine will be manufactured from the local virus and will undergo pre-clinical trials in order to evaluate toxicity and immunogenetic responses prior to Government approval for a human Phase I/II trial.

     The choice of location of Russia and Zambia for the clinical trials has been influenced by economic and humanitarian factors. The proposed vaccine has undergone testing in Russia at moderate cost and it is therefore logical to proceed to Phase I Clinical Trials in that country. This will greatly facilitate future availability of the vaccine to the country that hosted the initial testing and wherein there is a rapidly increasing HIV-infected population. The choice of Zambia for the second Phase I trial is based on the urgent need for a vaccine in that country and the disturbing fact that Zambia has not been included in trials of other HIV vaccines in Africa. The clinical trials in these locations are expected to begin upon receipt of the necessary regulatory approvals as well as the necessary funds to commence these trials. The sources of funds for the intended clinical trials will be the proceeds that we receive from the conversion of the Series B preferred stock by Bromley Holdings, the exercise of outstanding warrants and possible assistance from Intracell in the form of a loan.

     In October 2001, the Company made an application to the Medical Control Agency in he United Kingdom for an exemption to commence a phase I/II trial in the United Kingdom. The Company is in the process of providing the agency with additional data and reports requested subsequent to the application and expects to re-submit a new application by March 2002.

     Our common stock is trading on the OTC Bulletin Board on a limited basis under the symbol "HIVV."

     Our complete mailing address and phone number are: 12 Harben Court, Collingwood, Onatrio, Canada L9Y 4L8, (705) 444.6317.

DESCRIPTION OF BUSINESS.

     Business Development. We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation in a transaction where Persona became the surviving corporation. We changed its name to HIV-VAC Inc, in March 1999.

     Our Business- General. Our business is the development and marketing of a proposed vaccine designed to combat HIV/AIDS. This proposed vaccine, which is called NFU.Ac.HIV, was developed by Dr. Gordon Skinner, our Chairman and President, through the University of Birmingham, in the U.K. The proposed vaccine was licensed to Intracell Vaccines Limited from the University of Birmingham in November of 1998, and Intracell in turn entered into an assignment of the license agreement with us in April of 1999.

     In addition to his position as our Chairman and President, Dr Skinner is a director of Intracell Vaccines Limited. Further, our Vice President and Chief Financial Officer Kevin Murray is the managing Director of Intracell. Dr Skinner, Kevin Murray and John Palethorpe, our Vice President, each own 33.33% of the outstanding shares of the common stock of Intracell. Intracell currently owns 3,139,135 or 90.48% of the outstanding shares of our outstanding common stock and 10,000 or 100% of our outstanding Series A preferred stock. See security ownership of Certain Beneficial Owners and Management.

     The proposed vaccine was developed in Birmingham, UK, by Dr Skinner. The approach was based on twenty years experience of similar intracellular vaccines, one of which has shown to modulate the pattern of herpes genitalis in a multi center, placebo controlled trial in The United States and has been used prophylactically and therapeutically on a named patient basis for two decades in the UK.

     By 1993, the underlying concept for the vaccine had been examined for feasibility of preparation of the proposed vaccine under the guidance of Dr Skinner. The first experimental preparation was made using the GB8 virus strain grown in JM cells and was manufactured at the Centre for Applied Microbiological Research (CAMR), in Porton Down, UK. The proposed vaccine was tested for antigenic content (protein on the surface of a cell or bacterium that stimulates the production of antibody) at CAMR and for antigenic content and immunogenicity (production of an immune response) in laboratories at the Department of Infection, University of Birmingham. This work was financially supported by the Caccine Research Trust, a Charitable Trust registered in the UK and chaired by Dr Skinner. This led to the publication of a scientific paper entitled "Early Studies on a andidate Intracellular Subunit Vaccine NFU.AcHIV[JM] for prevention and/or modification of HIV related disease," in the Journal Intervirolgy 1994;37:259-268.

     Between 1993 and 1999 the proposed vaccine was subject of a research contract between Dr Skinner, at the time a senior lecturer at the University of Birmingham, and the Russian Federal AIDS center, Moscow, Russia. The proposed vaccine underwent initial tests to establish optimum conditions of preparation, antigenicity and immunogenicity in Russia, with additional tests for antigenicity being carried out in the UK. The proposed vaccine remained the property of the University of Birmingham during this time.

     Functions of a Vaccine. A vaccine is part of a process that stimulates the body to mount an immune response to a harmless version of a micro-organism, or part of a micro-organism, and from this to construct a type of immune memory which would allow the immune system to mount a rapid response when and if the body is invaded by a potent version of a micro-organism. This response, ideally, is sufficiently rapid so that the micro-organism is not able to replicate to any great extent before it is eliminated, and thus the individual vaccinated is protected from disease. The immune memory induced by vaccination is usually long-lived, and creates antibodies that neutralize invading micro-organisms, by binding to them and preventing them from infecting cells, and lymphocytes, which recognize cells infected by micro-organisms (ones the antibodies did not destroy) and destroys them before other cells can be infected. A vaccine can also be therapeutic because it can stimulate both the humoral and cell mediated immunity over and above the existing immune status of a person and this is particularly important in patients who are HIV positive because it is clearly essential to initiate therapeutic strategy while there is residual functioning of immune competence in these individuals. This is presently unproven but a placebo controlled multicentre trial in the USA to look at the therapeutic value of the herpes vaccine developed by Dr Skinner has shown that vaccination of patients who already had the infection modified the pattern of genital herpes resulting in reduction in the number and severity of recurrences.

     The HIV/AIDS Disease. HIV/AIDS is a disease that has the effect of hindering the body's immune response system, allowing for opportunistic infections and diseases, such as tuberculosis, to overwhelm the body's immune response to disease. It does this by infecting and killing the T-lymphocytes of the immune system, which is consequently unable to deal with other infections, or proliferating cancer cells. There are two variants of the disease, known as HIV-1 and HIV-2, which share certain structural similarities, but differ greatly in certain types of proteins that produce the effects of AIDS. HIV-1 has a shorter time between infection and the onset of the symptoms of AIDS, and is more easily transmitted. Transmission can occur through sexual contact, maternal transmission to infants either in utero or through breastfeeding, or from receiving blood transfusion from, or sharing hypodermic needles with, infected persons.

     The HIV-1 virus particle has an outer envelope, which is studded with projections of clusters of glycoprotein molecules, surrounding a dense conical core containing the genomic material. Once received into the bloodstream (by any of the means described above, for example), the virus essentially "docks" with a lymphocyte cell and injections its viral core into the cell. The virus, in effect, hijacks the cell's metabolism, using it to replicate itself so that thousand of new particles are released into the bloodstream, and the cell dies. These particles go on to infect other cells, in a kind of chain reaction. Cells can also be infected by contact with infected cells, owing to certain proteins transmitted by contact. Some virus particles can become trapped in the lymph nodes, where they can remain for long periods and infect other cells. Eventually, so many lymphocyte cells are infected and destroyed that the body's immune system collapses.

     The HIV-1 virus is variable, in that there are two known strains, and numerous subtypes (10 of which have been identified to date), each of which is believed to have developed in a certain part of the world. Each of these subtypes is generally associated with a certain type of transmission, such as drug abuse, or sexual transmission. The subtypes differ by slight variations in the glycoproteins, which mean that any effective vaccine will have to deal with all of these variations.

     It is estimated by the World Health Organization (a division of the United Nations, also known as "WHO"), in its December 2001 publication "Report on the Global HIV/AIDS Epidemic" that, as of December 2001, 22.0 million people had died since the beginning of the epidemic and 14.0 million children have been orphaned. In addition, the WHO estimated that in sub-Saharan Africa alone, 28.1 million people were infected with the HIV virus, and that there are 16 countries where more than 10% of the adult population are infected. (It is estimated that 940,000 people in North America are infected with the HIV/AIDS virus.) Due to all of these factors, HIV-1 has been the principal focus of vaccine development and drug treatment.

     Governmental Regulation of Vaccines. Our proposed vaccine is subject to regulation by all countries. In the United States, the vaccine is regulated by the federal government, principally through the Food and Drug Administration under various federal laws. Regulations promulgated by various federal, state and local governments govern or influence the testing, manufacture, safety and efficacy requirements, labeling, storage, record keeping, licensing, advertising, promotion, distribution and export of our products. In general, similar regulations are found in all countries throughout the world, though we may have to demonstrate different levels of efficacy, depending on the regulatory requirements in each nation.

     Before we can market our proposed vaccine in the United States, since it is a biological drug product, we must take numerous steps, which include:

     - pre-clinical laboratory and animal testing, to evaluate product chemistry, formulation and stability, as well as the potential safety, purity and potency of the proposed vaccine;

     - submission to the FDA of an Investigational New Drug Application, which includes the results of the pre-clinical laboratory and animal testing, and which must become effective before clinical trials may commence;

     - the conduct of well-controlled clinical trials, conducted in accordance with FDA protocols (including review by an institutional review board) to adequately establish the safety, potency and purity of the biological drug product (i.e., our proposed vaccine), and trials to characterize how it behaves in the human body;

     - submission to the FDA of a biologics license application, and the FDA review of same;

     - completion of an FDA pre-approval inspection of the manufacturing facilities; and

     -    FDA approval of the license application and all product labeling.

     In addition to these steps, we are required to meet with the FDA and its Vaccines and Related Biological Product Advisory Committee, which is composed of outside experts who assist the FDA in product reviews, and provide advice on various issues; in the case of our proposed vaccine, the advice would typically relate to the clinical development program and clinical study designs for our proposed vaccine. The recommendations of these committees are not binding upon the FDA, but are commonly followed by the FDA. The FDA has broad authority to suspend clinical trials, and all of the FDA's concerns must be resolved before trials may recommence.

     In general, the key element in the process is a demonstration by us that our proposed vaccine has meaningful efficacy at a statistically significant level, which means there must be an observed reduction in the incidence of HIV in the group receiving our proposed vaccine, compared to the control group. As noted above, the level of efficacy that we must demonstrate may vary from country to country, depending on the prevailing regulations. Our initial testing is planned to be performed in Russia and Zambia; there is no guarantee that the FDA will accept the results of tests completed in these other countries. If the FDA does not, this could cause substantial delays, by essentially requiring similar tests in the United States in order to satisfy FDA requirements.

     It is also possible that a regulatory agency, in reviewing our proposed vaccine's efficacy, might only approve the proposed vaccine for certain high risk populations, thus limiting the market for our proposed vaccine by limiting the customer base.

     Even after approval of the proposed vaccine for use, the manufacture of our proposed vaccine would be subject to a variety of laws relating to such matters as safe working conditions, manufacturing practices, environmental protections, fire hazard control and hazardous substance disposal, which could incur substantial costs that we cannot predict at this time.

     Our proposed vaccine's license would be subject to continual review, and newly discovered or developed safety or efficacy data could result in revocation of relevant licenses.

     Our Proposed Vaccine - General. Our proposed vaccine is designed to perform two functions. The first function, which is typical of traditional vaccines, is to develop an immune response in the vaccinated person in order to prevent HIV from infecting the human body. The second is to provide therapeutic benefits, like those described above, to people who are already infected by HIV.

     Our Proposed Vaccine - Process of Manufacture. Our proposed vaccine is manufactured by treating HIV-1 infected lymphocyctic cells with detergent, formaldehyde and acetone treatments. What are called envelope proteins, [that is, the outer shell of these cells] are then stripped from the newly formed viruses [within these infected cells], virus proteins are collected, and the remaining virus particulates are discarded. The virus proteins are then mixed with proteins [from other, healthy cells]. This process ensures that the proposed vaccine is inactivated (that is, the virus is not infective), but that it also contains the vital HIV-1 glycoproteins, core proteins, regulatory and intermediate proteins needed to produce the desired effects of the desired immunity and/or therapeutic effects. Importantly, the method of manufacture allows us to customize a proposed vaccine to a specific strain, including strains that may evolve over the next few years.

     We intend to rely on third parties to manufacture our proposed vaccine, as we do not have the facilities for the large scale manufacture of the proposed vaccine. The quality control will be carried out according to guidelines recommended by the Medicines Control Agency in the UK which includes tests on the antigenicity and immunogenicity of the preparation and safety testing in animals.

     The proposed vaccine is currently produced at the Russian Federal AIDS Center. Although the Russian Federal AIDS Center is the only group producing the proposed vaccine, we are not completely dependent upon this group due to the fact that we feel that our proposed vaccine can be produced elsewhere for nominal set-up costs.

     Our Proposed Vaccine Versus Other Vaccines for HIV/AIDS. We believe that our proposed vaccine differs from other vaccines currently in development, in that it contains a wide spectrum of virus proteins in their natural configuration with cell proteins, but does not contain virus particles. By using this intracellular, multi-component approach, we include all possible protective anigens and possible crossstrain protective antigens. The importance of this is that presentation of virus antigens in association with cell proteins may preserve the immunogenicity of virus antigens and improve their protective potential.

     Our Proposed Vaccine - Dealing with Variablity. The manufacturing process allows slotting in of any virus strain including new wild type virus strain or recombinant virus strain to the preparative process. This will exclude a prolonged dead time which would be inevitable in preparation of vaccines by more molecular methods to accommodate new virus strains. This approach has been successfully used for many years to manufacture the influenza vaccine where different strains may be involved in different years.

     Our Proposed Vaccine - Trials. Before any vaccine can be introduced into humans, it must be rigorously tested under scientific conditions, in order to prove its effectiveness and safety. This must be done before a country will allow a vaccine to be sold and used.

     Our proposed vaccine was first tested for safety, antigenicity and immunogenicity at four different centers in the U.K., these being: the Centre for Applied Microbiological Research in Porton Down, Wiltshire; the Medical Research Council Mill Hill Laboratories, London; St. Bartholomew's Hospital, London; and the Department of Infection of the University of Birmingham.

     Vaccines then go through a three-stage trial process. Phase I tests for safety and dosage in small groups of subjects. Phase II comprises larger scale safety testing and, in the case of vaccines, whether they elicit an immune response. Phase III comprises large scale, placebo controlled, double-blind tests for efficacy of the preparation in subjects at high risk of infection.

     As a standard industry practice, Phases I and II are often combined, or run concurrently in the testing of vaccines, so that the first stage of tests becomes a "Phase I/II trial."

     We are currently undertaking trials in Russia, in conjunction with The Russian Federal AIDS Center, a department of The Central Institute of Epidemiology, Moscow, Russia. Pre-clinical toxicity trials in Moscow, Russia were completed in July 2001 and we are now in the process of applying for regulatory approval to commence a Phase I/II trial in Russia. We expect the regulatory approval process to take up to six months to complete. Once approval is granted, we would then commence a human Phase I/II trial.

     The trials in Russia would involve three volunteer groups, running concurrently: a reactogenicity, safety and specific activity trial in a limited group of healthy volunteers; an evaluation of clinical effect and safety in a limited group of HIV-infected volunteers; and reactogenicity, safety and specific activity trial in a limited group of volunteers who have a concurrent illness or disease, but who are not in serious ill health. There is a specific process, involving various entry criteria, used to screen volunteers and determine their suitablity for participation in the study. When the pool of appropriate volunteers is complete, ten volunteers in each group will receive 4 immunizations each of the proposed vaccine, at 30-day intervals, and each volunteer will be followed up for a period of one year, with monitoring for safety and immunological responses. Procedures exist for allowing volunteers to voluntarily withdraw from the trail process, or withdraw mandatory, if there is a serious adverse effect. Subjects will be replaced, until 20 subjects have completed the trial. The proposed vaccine will be manufactured in Russia, under the supervision and quality control of various parties within and without Russia, including the Federal Russia AIDS Centre in Moscow and laboratories in Birmingham and London, U.K.

     As of October 2, 2000,we have an agreement in principal with the Ministry of Health of The Government of Zambia, to undertake a trial in conjunction with the Zambian Ministry of Health using the local HIV strain. While final details of the study still need to be determined, under the agreement, we expect to:

     - Supply technology and training on how to manufacture the vaccine in Zambia.

     - Commence a preclinical trial of our proposed vaccine as soon as possible, and

     - Work with the Zambian government advisory boards to monitor the vaccine efficacy.

     The Zambian vaccine will be manufactured from the local virus and will undergo pre-clinical trials in order to evaluate toxicity and immunogenetic responses prior to Government approval for a human Phase I/II trial. We are hoping to commence laboratory trials in Zambia within three months. We anticipate that the Government approval for a human Phase I/II trial will take approximately one year.

     As a general matter, the entry criteria will be somewhat different from Russian trials, given local conditions in Zambia, which has a high incidence of HIV-positive residents. Volunteers must not have any sexual partners who are HIV positive or who have AIDS, for example. The proposed vaccine will be manufactured in Zambia, under the supervision and quality control of various parties within and without Zambia, including laboratories in Birmingham, U.K.

     In October 2001, the Company made an application to the Medical Control Agency in The United Kingdom for an exemption to commence a phase I/II trial in the United Kingdom. The Company is in the process of providing the agency with additional data and reports requested subsequent to the application and expects to re-submit a new application by March 2002.

     No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor both of the trials described above. If the trials are successful, then we would hope to undertake a Phase I/II trial in the United States, within two years of the summer of 2001.

     There can be no assurance that we will be able to undertake such a trial in the United States, nor can the results of the trials in Russia and/or Zambia and the UK be predicted.

     Our Proposed Vaccine - Ultimate Market. The proposed vaccine currently under pre-clinical trials in Russia is directed at the prominent strain found in Russia, certain parts of Europe and the Americas, while the proposed vaccine being prepared for Zambia would be directed at the strain prevalent in southern Africa and in India. The ability to custom-manufacture different proposed vaccines for different strains (see the caption above) Our Proposed vaccine - Process of Manufacture will enhance our ability to address the worldwide market, by allowing us to design proposed vaccines targeting different strains of the HIV virus present in different areas of the world.

     Our Proposed Vaccine - Marketing. We intend to rely on third parties for the sales and marketing of our proposed vaccine. To date, we have not entered into any marketing agreements. We intend to enter into agreements for the marketing and distribution of our proposed vaccine with partners, once we have established the effectiveness of the proposed vaccine.

     Our Proposed Vaccine - Competition. We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine. To our knowledge, most of these efforts have not produced a viable vaccine. We believe that AIDSVAX, a product produced by Vaxgen Inc, has reached a phase III trial as of this date. To our knowledge, there is at least one other vaccine that has reached a phase II trial, and we believe there are other vaccines that are likely to commence phase I/II trials during calendar year 2001.

     To our knowledge, our proposed vaccine is the only intracellular multi-component vaccine in development. It also differs from other vaccines presently in clinical trial, in that it contains a wide representation of virus proteins in their natural configuration, but does not contain virus particles. In addition, our proposed vaccine can be easily adapted to different virus strains. It is our belief that these factors give our proposed vaccine more potential for protection, therapy, and safety.

     Our Proposed Vaccine - Patent Protection. Under our assignment of licence agreement with Intracell Vaccines Limited, we hold exclusive rights to patents owned by the University of Birmingham. For a description of our obligations to the University of Birmingham under our assignment agreement see the caption below License Agreement and Consulting Agreement. These patents describe a method of manufacture of a HIV vaccine owned by the University of Birmingham (see the caption above. Our proposed Vaccine-Process of manufacture).We have exclusive rights to use the patents which are protected in Australia, the Netherlands, Germany, Italy, France and Great Britain. Patents are pending in Canada and Japan. In addition, we have the right to use two United States patents owned by the University of Birmingham. The USA patents relate to a method of manufacture of a herpes vaccine. We believe that the USA patent covers all similar methods of manufacture related to the proposed HIV vaccine and will provide reasonable assistance in enforcing these patents. Because these patents cover the method of manufacture, we believe that the patents cover all strains of the HIV virus.

     The University of Birmingham also holds patent rights for a herpes vaccine in numerous other countries. It is our belief, based on the method of manufacture,that these patents would afford us some protection in certain other countries, including South Africa, South Korea, Israel, Ireland, and Austria.

     We are currently exploring the possibility of filing new patents, based on a new method of manufacturing the vaccine. We believe this new method might give us a more economical way of manufacturing the proposed vaccine, while providing improved protection.

     License Agreement and Consulting Agreement. We entered into a license assignment agreement with Intracell Vaccines Limited, by agreement dated April 6, 1999. We agreed to assume all of Intracell Vaccine's obligations under its license agreement with the University of Birmingham, and issued them 57,500 (post reverse split) shares of our common stock, and 10,000 shares of preferred stock. We also agreed to finance the development of the proposed vaccine, and entered into an anti-dilution agreement with Intracell Vaccines, so that Intracell Vaccines and its shareholders would maintain a 60% interest in our common shares (after allowing for options), up until the time we raise $5 million [in financing]. Intracell Vaccines also received stock options under the license assignment agreement as follows:

          1. Options for 100,000 (post reverse split) shares (exercisable at $[.001] per share)when initial human trials of the proposed vaccine begin.

          2. Options for 100,000 (post reverse split) shares (exercisable at $[.001] per share) when a phase III human trial begins.

          3. Options for 100,000 (post reverse split) shares (exercisable at $[.001] per share) when the proposed vaccine receives product licence by a recognized government.

     We failed to attract financing as agreed under our agreement with Intracell Vaccine Ltd, and on July 16, 2001 the Company entered into an agreement with Intracell , whereby Intracell agreed to waive its right to terminate the assignment of licence agreement provided that the Company issue an additional 3,000,000 of its common shares to Intracell and 7,500,000 options to purchase shares of common stock of the Company. Such options shall vest in blocks of 2,500,000 upon the occurrence of certain events as follows:

     1. 2,500,000 options, each option to convert to common shares at an exercise price of $0.50 (fifty cents) per share when the company commences a phase I/II trial.

     2. 2,500,000 options, each option to convert to common shares at an exercise price of $1.00 (one dollars) per share when the company commences a phase I/II trial.

     3. 2,500,000 options, each option to convert to common shares at an exercise price of $2.00 (one dollars) per share when the company receives product license from a recognized government.

     The license agreement with the University of Birmingham that we acquired by assignment from Intracell Vaccines Limited provides for the payment of a minimum royalty to the University of Birmingham of 50,000 pounds, commencing on January 1, 2002. Royalties are paid as follows:

          1. 5% of net sales in all countries where patent protection is provided;

          2. 3% of net sales in all countries where there is no patent protection;

          3. 3% of net sales for all countries for a period of 10 years after the first commercial sale in each country, which no royalty being payable thereafter.

     In addition, we, as the licensee, are responsible under the license agreement for carrying out all clinical trials of the proposed vaccine that may be required for patent and licensing purposes. We are also responsible for the maintenance of the patents. In the event we, or the University of Birmingham, make improvements to the patents, this will result in the extension of the royalty obligations for the life of the new patent.

     The agreement can be terminated if we fail to make the royalty payments within 60 days after notice, or if we have a receiver appointed for all or any part of our assets.

     We have also entered into a consulting agreement with Intracell Vaccines pursuant to which Intracell Vaccines has agreed to provide us with research, process science, clinical and regulatory support, primarily by making the services of certain Intracell Vaccines personnel available to us. We reimburse Intracell Vaccines for all of its costs and expenses relating to the provision of these services. We also pay Intracell Vaccines a fee of $70,000 per quarter. Either party may terminate the consulting agreement upon a breach which continues uncured for more than 60 days, or upon the occurrence of bankruptcy or similar events. The term of this consulting agreement will expire on May 31, 2002.

ITEM 2. PROPERTIES

     Our administration offices are located in Collingwood, Ontario. The office is provided as part of our consulting agreement with Intracell Vaccines Limited. We also lease approximately 1,200 square feet of laboratory space in Moseley, Birmingham, United Kingdom under a lease agreement that terminates in April, 2002. The laboratory space in Mosley is used for ongoing development of our proposed vaccine and quality control testing related to the testing at the Russian Federal AIDS Center. We believe that our facilities are sufficient to support our operations for at least the next 18 months. We do not engage in any aspects of the real estate business.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     During the fourth quarter of our fiscal year ended September 30, 2001, no matters were submitted to a vote of our security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has been trading publicly on the Nasdaq OTC since April 1999. It trades under the symbol "HIVV" (formally HIVC).

     The following table lists quarterly information on the price range of the common stock based on the high and low reported last sale prices for it, as reported on the Nasdaq OTC Market for the periods listed below. These prices do not include retail markups, markdowns or commissions. Prices quoted are after taking the 1:100 reverse split effective July 24, 2001 into consideration.

                                                            HIGH          LOW
                                                           -------      -------
     For the quarter ended
       December 2001 ................................      $  0.25      $  0.12
       September 2001 ...............................      $  4.00      $  0.25
       June 2001 ....................................      $  8.00      $  3.00
       March 2001 ...................................      $ 10.00      $ 12.00
       December 2000 ................................      $ 12.00      $  3.00
       Sept 2000 ....................................      $ 54.80      $  9.20
       June 2000 ....................................      $100.00      $ 18.50
       March 2000 ...................................      $200.00      $ 87.50
       December 1999 ................................      $ 90.60      $ 15.60
       September 1999 ...............................      $150.00      $ 46.80
       June 1999  (from 6 April 1999) ...............      $237.50      $137.50

     As of September 30, 2001, there were 269 holders of record of the common stock. On January 10, 2002, the last reported sale price on the Nasdaq OTCBB for the common stock was $0.15 per share.

     Dividend Policy. The Company has not declared or paid any cash dividends on its capital stock since its inception. The Company currently intends to retain all of its cash and any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     The following discussion sets forth, on a year-by-year basis, the issuance by us of unregistered securities since September 30, 1998, and since the cancellation of the Persona Records common stock in November, 1998.

     In March 1999, the Company issued 20,000,000 shares of common stock in an offering under Rule 504 of the Securities Act of 1933 for a total consideration of $100,000 ($.005) per share, 9,241,600 shares of common stock under under Rule 504 of the Securities Act of 1933 for a total consideration of $140,000 ($0.0151 per share) and 40,000 shares of common stock for $5041 ($0.126 share).

     During the fiscal year ended September 30, 1999, The Company issued 5,750,000 shares of our common stock and 10,000 shares of our preferred stock in exchange for the license agreement with Intracell Vaccines.

     Also, during the fiscal year ended September 30, 2000, we issued 100,000 shares of common stock to the stockholders of LifePlan at par value. We issued an aggregate of 6,000,000 shares of common stock for legal services (not to our current legal counsel). We issued an aggregate of 3,123,583 of common stock to Intracell Vaccine. We sold 454,545 shares of common stock, 73,348 shares of common stock, 459,770 shares of common stock and 634,920 shares of common stock for cash, at $0.22 per share, $0.32 per share, $0.22 per share and $0.22 per share respectively.

     During the current fiscal year, we issued 500,000 common stock (pre-split) to consultants of the company at par value as part compensation for services rendered to the Company.

     The Company reverse split the common stock effective 24 July, 2001. Subsequent to the reverse stock split, we issued 3,000,000 common shares to Intracell Vaccines Limited at par in order to retain the licence agreement.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Our proposed vaccine was developed by Dr. Gordon Skinner through The University of Birmingham, UK. It has completed toxicity trials at The Federal Russia AIDS Center. Human testing is expected to start in Russia as soon as regulatory approval for a human Phase I/II trial is approved. It is hoped that this will occur within the next six months.

     The Company is also in discussions with the Ministry of Health of The Government of Zambia to initiate a human trial in Zambia using the local HIV strain. Human trials in Zambia would commence after a satisfactory pre-clinical trial which will evaluate toxicity and immunogenicity of the vaccine made for the local strain. It is estimated that pre-clinical trial in Zambia will take approximately six months to complete. The Company intends to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor both the Russian and Zambian trials. Trials in Africa and Russia are subject to raising satisfactory financing.

     In October 2001, the Company made an application to the Medical Control Agency in The United Kingdom for an exemption to commence a phase I/II trial in the United Kingdom. The Company is in the process of providing the agency with additional data and reports requested subsequent to the application and expects to re-submit a new application by March 2002.

     Trials in both Russia and Africa will be monitored and evaluated at our laboratory located in Birmingham, UK. We also plan to make use of independent laboratories to substantiate our studies.

     To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of September 2001, we had a deficit of $5,553,853.

     We expect to purchase approximately $500,000 in equipment in the next two years to be used for research and expanding testing laboratories. In addition, we expect to hire an additional fifteen employees for both research and administrative support.

     We anticipate incurring substantial losses over at least the next five years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

     We estimate that it requires $5 million over the next 12 months in order to commence human trials. Future capital requirements depend on several factors, including the progress of our laboratory and I/II clinical trials, the progress of internal research and development projects, the need for manufacture facilities, the purchase of additional capital equipment; and the availability of government research grants.

     We are anticipating that the sources of funds for the intended clinical trials will be the proceeds that we receive from the conversion of the Series B preferred stock, the exercise of outstanding warrants and possible assistance from Intracell in the form of a loan. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However, the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements.

     ITEM 7.   FINANCIAL STATEMENTS.

                                 HIV-VAC, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 31, 2001, 2000 and 1999

        AND FROM INCEPTION (JANUARY 10, 1997) THROUGH SEPTEMBER 30, 2001

                               TABLE OF CONTENTS
                               -----------------

Independent Auditors' Report                                               1

Financial Statements

      Balance Sheets                                                       2

      Statements of Operations                                             3

      Statements of Changes in Stockholders' Equity                      4 - 5

      Statements of Cash Flows                                           6 - 7

      Notes to Financial Statements                                      8 - 12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
HIV-VAC, Inc.

We have audited the accompanying balance sheets of HIV-VAC, Inc. (a development stage company) (the "Company") as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years ended September 30, 2001, 2000 and 1999 and for the period from inception (January 10, 1997) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended September 30, 2001, 2000 and 1999 and for the period from inception (January 10, 1997) to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has negative working capital and cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DiRocco & Dombrow, P.A.
December 15, 2001

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                                     ASSETS


                                                                          2001           2000
                                                                       -----------    -----------
Current Assets
  Cash and equivalents                                                 $    41,427    $   151,208
  Note receivable                                                             --            3,553
                                                                       -----------    -----------
     Total current assets                                                   41,427        154,761
                                                                       -----------    -----------

Furniture and equipment, net                                                35,034         43,314
                                                                       -----------    -----------

Other Assets
  Intangible assets, net                                                   186,519        213,381
                                                                       -----------    -----------

Total assets                                                           $   262,980    $   411,456
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Notes payable                                                        $   140,000    $   140,000
  Accrued liabilities:
     Related parties                                                       521,514        210,604
     Accounts payable                                                       39,838         44,408
                                                                       -----------    -----------
     Total Current Liabilities                                             701,352        395,012
                                                                       -----------    -----------

Stockholders' Equity (Deficit)
      Preferred stock, $0.01 par value; 10,000,000 shares
           authorized
                 Series A, non-preferential; 10,000 issued and
                 outstanding                                                   100            100
                 Series B, convertible, non-preferential; 1,000,000
                 and -0- shares issued and outstanding, respectively        10,000           --
      Common stock, $0.001 par value; 500,000,000 shares
           authorized; 3,470,413 and 465,172 shares issued
           and outstanding, respectively                                     3,470         46,518
      Additional paid in capital                                         5,110,888      3,497,840
      Deficit accumulated during the development stage                  (5,553,853)    (3,517,007)
      Treasury stock, at cost; 101,600 common stock                         (1,767)        (1,767)
      Accumulated other comprehensive loss                                  (7,210)        (9,240)
                                                                       -----------    -----------
    Total stockholders' equity (deficit)                                  (438,372)        16,444
                                                                       -----------    -----------

     Total liabilities and stockholders' equity (deficit)              $   262,980    $   411,456
                                                                       ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999 AND FOR THE PERIOD FROM
               JANUARY 10, 1997 (INCEPTION) TO SEPTEMBER 30, 2001


                                                      Period from
                                                      January 10,
                                                         1997
                                                    (Inception) to
                                                     September 30,
                                                         2001           2001           2000           1999           1998
                                                    --------------   -----------    -----------    -----------    -----------
Expenses
      Research and development costs                  $   955,145    $   368,484    $   437,883    $   148,778    $      --
      General and administrative                          246,714         89,498        142,521         14,695           --
      Legal fees                                        1,419,349         30,000      1,383,519          5,830           --
      Licensing fees                                      635,500           --          635,500           --             --
      Patent fees                                       1,515,159      1,503,800          6,105          5,254           --
      Depreciation and amortization                        69,091         36,062         25,321          7,708           --
      Loss from disposal of assets                         30,195           --             --           30,195           --
                                                      -----------    -----------    -----------    -----------    -----------
                                                        4,871,153      2,027,844      2,630,849        212,460           --
                                                      -----------    -----------    -----------    -----------    -----------

           Loss from operations                        (4,871,153)    (2,027,844)    (2,630,849)      (212,460)          --
                                                      -----------    -----------    -----------    -----------    -----------

Other Income (Expense)
      Other expenses                                     (243,934)          --             --             --         (243,934)
      Interest income                                       3,415            998          2,417           --             --
                                                      -----------    -----------    -----------    -----------    -----------
           Total other income (expense)                  (240,519)           998          2,417           --         (243,934)
                                                      -----------    -----------    -----------    -----------    -----------

           Loss from continuing operations             (5,111,672)    (2,026,846)    (2,628,432)      (212,460)      (243,934)

Loss from discontinued operations                        (432,181)          --             --             --         (432,181)
                                                      -----------    -----------    -----------    -----------    -----------

                 Net loss                             $(5,543,853)   $(2,026,846)   $(2,628,432)   $  (212,460)   $  (676,115)
                                                      ===========    ===========    ===========    ===========    ===========

Loss per weighted-average share of common
      stock outstanding - basic and diluted                          $     (1.48)   $     (6.98)   $     (1.01)   $    (12.58)
                                                                     ===========    ===========    ===========    ===========

Weighted average number of common shares
      outstanding during period - basic and diluted                    1,375,000        376,348        210,654         53,731
                                                                     ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM JANUARY 10, 1997 (INCEPTION) TO SEPTEMBER 30, 2001


                                                                         Preferred Stock
                                                 ----------------------------------------------------------------
                                                          Series A                              Series B
                                                 --------------------------         -----------------------------
                                                   Shares         Amount                Shares          Amount
                                                 -----------   ------------         --------------   ------------
Issuance of shares to founders                          --     $       --                     --     $       --
Net loss                                                --             --                     --             --
Merger with Nouveaux Corporation                        --             --                     --             --
Additional Investment by stockholders                   --             --                     --             --
                                                 -----------   ------------         --------------   ------------
Balance - September 30, 1998                            --             --                     --             --
Reverse split of common stock 1:50                      --             --                     --             --
                                                 -----------   ------------         --------------   ------------
Balance after split dated March 8, 1999                 --             --                     --             --
Net loss                                                --             --                     --             --
Issuance of common stock under
      504 offering                                      --             --                     --             --
Issuance of common stock under
      504 offering                                      --             --                     --             --
Officers' compensation capitalized
Issuance of common and series A
      preferred stock for license agreement           10,000            100                   --             --
Purchase of treasury stock                              --             --                                    --
Issuance of common stock                                --             --                     --             --
                                                 -----------   ------------         --------------   ------------
Balance - September 30, 1999                          10,000            100                   --             --

Comprehensive loss
Net loss                                                --             --                     --             --
Other comprehensive loss:
      Foreign currency translation adjustment           --             --                     --             --

Comprehensive loss                                      --             --                     --             --
Shares issued - acquisition of LifePlan                 --             --                     --             --
Forgiveness of stockholder debt                         --             --
Issuance of common stock                                --             --                     --             --
Shares issued for license                               --             --                     --             --
Issuance of common stock                                --             --                     --             --
Shares issued for services                              --             --                     --             --
Issuance of common stock                                --             --                     --             --
Subscription received                                   --             --                     --             --
Issuance of common stock                                --             --                     --             --
Issuance of common stock                                --             --                     --             --
Officers' compensation capitalized                      --             --                     --             --
                                                 -----------   ------------         --------------   ------------
Balance - September 30, 2000                          10,000   $        100                   --     $       --
                                                 ===========   ============         ==============   ============


                                                         Common Stock                             Additional
                                                 ----------------------------     Treasury         Paid in       Subscription
                                                    Shares          Amount          Stock          Capital        Receivable
                                                 ------------    ------------    ------------    ------------    ------------
Issuance of shares to founders                      5,080,000    $        508    $       --      $       --      $       --
Net loss                                                 --              --              --              --              --
Merger with Nouveaux Corporation                    3,895,126             390            --           350,069            --
Additional Investment by stockholders                    --              --              --           342,108            --
                                                 ------------    ------------    ------------    ------------    ------------
Balance - September 30, 1998                        8,975,126             898            --           692,177            --
Reverse split of common stock 1:50                 (8,795,454)           (719)           --               719            --
                                                 ------------    ------------    ------------    ------------    ------------
Balance after split dated March 8, 1999               179,672             179            --           692,896            --
Net loss                                                 --              --              --              --              --
Issuance of common stock under
      504 offering                                 20,000,000          20,000            --            80,000            --
Issuance of common stock under
      504 offering                                  9,241,600           9,242            --           130,758        (140,000)
Officers' compensation capitalized                                                                     15,000
Issuance of common and series A
      preferred stock for license agreement         5,750,000           5,750            --            94,150            --
Purchase of treasury stock                               --              --            (1,767)                           --
Issuance of common stock                               40,000              40            --             5,001            --
                                                 ------------    ------------    ------------    ------------    ------------
Balance - September 30, 1999                       35,211,272          35,211          (1,767)      1,017,805        (140,000)

Comprehensive loss
Net loss                                                 --              --              --              --              --
Other comprehensive loss:
      Foreign currency translation adjustment            --              --              --              --              --

Comprehensive loss                                       --              --              --              --              --
Shares issued - acquisition of LifePlan               100,000             100            --            49,900            --
Forgiveness of stockholder debt                                          --              --             7,227            --
Issuance of common stock                              454,545             455            --            99,535            --
Shares issued for license                           3,123,583           3,124            --           632,376            --
Issuance of common stock                               73,348              73            --            23,582            --
Shares issued for services                          6,000,000           6,000            --         1,344,000            --
Issuance of common stock                              459,770             460            --            99,530            --
Subscription received                                    --              --              --              --           140,000
Issuance of common stock                              459,770             460            --            99,530            --
Issuance of common stock                              634,920             635            --            99,355            --
Officers' compensation capitalized                       --              --              --            25,000            --
                                                 ------------    ------------    ------------    ------------    ------------
Balance - September 30, 2000                       46,517,208    $     46,518    $     (1,767)   $  3,497,840    $       --
                                                 ============    ============    ============    ============    ============


                                                  Accumulated
                                                     Other                           Total
                                                 Comprehensive    Accumulated     Stockholders'
                                                 Income (Loss)      Deficit          Equity
                                                 -------------    ------------    ------------
Issuance of shares to founders                    $       --      $       --      $        508
Net loss                                                  --          (432,181)       (432,181)
Merger with Nouveaux Corporation                          --          (243,934)        106,525
Additional Investment by stockholders                     --              --           342,108
                                                  ------------    ------------    ------------
Balance - September 30, 1998                              --          (676,115)         16,960
Reverse split of common stock 1:50                        --              --              --
                                                  ------------    ------------    ------------
Balance after split dated March 8, 1999                   --          (676,115)         16,960
Net loss                                                  --          (212,460)       (212,460)
Issuance of common stock under
      504 offering                                        --              --           100,000
Issuance of common stock under
      504 offering                                        --              --              --
Officers' compensation capitalized                                                      15,000
Issuance of common and series A
      preferred stock for license agreement               --              --           100,000
Purchase of treasury stock                                --              --            (1,767)
Issuance of common stock                                  --              --             5,041
                                                  ------------    ------------    ------------
Balance - September 30, 1999                              --          (888,575)         22,774
                                                                                  ------------
Comprehensive loss
Net loss                                                  --        (2,628,432)     (2,628,432)
Other comprehensive loss:
      Foreign currency translation adjustment           (9,240)           --            (9,240)
                                                                                  ------------
Comprehensive loss                                        --              --        (2,637,672)
Shares issued - acquisition of LifePlan                   --              --            50,000
Forgiveness of stockholder debt                           --              --             7,227
Issuance of common stock                                  --              --            99,990
Shares issued for license                                 --              --           635,500
Issuance of common stock                                  --              --            23,655
Shares issued for services                                --              --         1,350,000
Issuance of common stock                                  --              --            99,990
Subscription received                                     --              --           140,000
Issuance of common stock                                  --              --            99,990
Issuance of common stock                                  --              --            99,990
Officers' compensation capitalized                        --              --            25,000
                                                  ------------    ------------    ------------
Balance - September 30, 2000                      $     (9,240)   $ (3,517,007)   $     16,444
                                                  ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
     FOR THE PERIOD FROM JANUARY 10, 1997 (INCEPTION) TO SEPTEMBER 30, 2001


                                                                      Preferred Stock
                                                  ---------------------------------------------------
                                                         Series A                    Series B                   Common Stock
                                                  -----------------------     -----------------------    -------------------------
                                                   Shares       Amount         Shares       Amount        Shares         Amount
                                                  ---------   -----------     ---------   -----------    ---------     -----------
Balance - September 30, 2000                         10,000   $       100          --     $      --      46,517,208    $    46,518
Shares issued for services                             --            --            --            --         500,000            500
Reverse split of common stock 1:100                    --            --            --            --     (46,546,795)       (46,548)
Balance after reverse split                          10,000           100          --            --         470,413            470
                                                  ---------   -----------     ---------   -----------   -----------    -----------
Comprehensive loss
Net loss                                               --            --            --            --            --             --
Other comprehensive loss:
     Foreign currency translation adjustment           --            --            --            --            --             --
Comprehensive loss                                     --            --            --            --            --             --
Issuance of common stock for license                   --            --            --            --       3,000,000          3,000
Issuance of series B preferred stock                   --            --       1,000,000        10,000          --             --
Officers' compensation capitalized                     --            --            --            --            --             --
Dividends - Preferred B stock                          --            --            --            --            --             --
                                                  ---------   -----------     ---------   -----------   -----------    -----------
Balance - September 30, 2001                         10,000   $       100     1,000,000   $    10,000     3,470,413    $     3,470
                                                  =========   ===========     =========   ===========   ===========    ===========


                                                                                                 Accumulated
                                                                 Additional                         Other
                                                   Treasury        Paid in        Subscription  Comprehensive   Accumulated
                                                     Stock         Capital         Receivable   Income (Loss)     Deficit
                                                  -----------    -----------      ------------  -------------   -----------
Balance - September 30, 2000                      $    (1,767)   $ 3,497,840      $       --     $    (9,240)   $(3,517,007)
Shares issued for services                               --           19,500              --            --             --
Reverse split of common stock 1:100                      --           46,548              --            --             --
Balance after reverse split                            (1,767)     3,563,888              --          (9,240)    (3,517,007)
                                                  -----------    -----------      ------------   -----------    -----------
Comprehensive loss
Net loss                                                 --             --                --            --       (2,026,846)
Other comprehensive loss:
     Foreign currency translation adjustment             --             --                --           2,030           --
Comprehensive loss                                       --             --                --            --             --
Issuance of common stock for license                     --        1,497,000              --            --             --
Issuance of series B preferred stock                     --           10,000              --            --             --
Officers' compensation capitalized                       --           40,000              --            --             --
Dividends - Preferred B stock                            --             --                --            --          (10,000)
                                                  -----------    -----------      ------------   -----------    -----------
Balance - September 30, 2001                      $    (1,767)   $ 5,110,888      $       --     $    (7,210)   $(5,553,853)
                                                  ===========    ===========      ============   ===========    ===========



                                                      Total
                                                  Stockholders'
                                                     Equity
                                                  ------------
Balance - September 30, 2000                       $    16,444
Shares issued for services                              20,000
Reverse split of common stock 1:100                       --
Balance after reverse split                             36,444
                                                   -----------
Comprehensive loss
Net loss                                            (2,026,846)
Other comprehensive loss:
     Foreign currency translation adjustment             2,030
Comprehensive loss                                  (2,024,816)
Issuance of common stock for license                 1,500,000
Issuance of series B preferred stock                    20,000
Officers' compensation capitalized                      40,000
Dividends - Preferred B stock                          (10,000)
                                                   -----------
Balance - September 30, 2001                       $  (438,372)
                                                   ===========



   The accompanying notes are an integral part of these financial statements.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999 AND FOR THE PERIOD FROM
               JANUARY 10, 1997 (INCEPTION) TO SEPTEMBER 30, 2001


                                                              Period from
                                                              January 10,
                                                                 1997
                                                            (Inception) to
                                                             September 30,
                                                                 2001           2001           2000           1999
                                                            --------------  ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net loss                                                   $(5,543,853)   $(2,026,846)   $(2,628,432)   $  (212,460)
      Adjustments to reconcile net loss to
           net cash used in operating activities:
           Amortization and depreciation                          69,091         36,062         25,321          7,708
           Officers' compensation capitalized                     80,000         40,000         25,000         15,000
           Other expenses relating to Noveaux acquisition        243,934           --             --             --
           Issuance of stock for services                      1,370,000         20,000      1,350,000           --
           Issuance of stock for licensing fees                  635,500           --          635,500           --
           Issuance of stock for patent fees                   1,500,000      1,500,000           --             --
           Income (loss) from foreign currency translation        (7,210)         2,030         (9,240)          --
           Decrease (increase) in note receivable                   --            3,553         (3,553)          --
           (Decrease) in notes payable                              --             --             --             --
           Increase in accrued liabilities                       547,876        306,340        104,595        143,546
                                                             -----------    -----------    -----------    -----------
Net Cash Used in Operating Activities                         (1,104,662)      (118,861)      (500,809)       (46,206)
                                                             -----------    -----------    -----------    -----------

Cash Flow From Investing Activities:
      Purchase of patent rights                                  (85,000)          --             --          (85,000)
      Purchase of furniture and equipment                        (48,416)          (920)       (47,496)          --
      Purchase of treasury stock                                  (1,767)          --             --           (1,767)
      Cash acquired in acquisition                               120,272           --              272           --
                                                             -----------    -----------    -----------    -----------
Net Cash Used in Investing Activities                            (14,911)          (920)       (47,224)       (86,767)
                                                             -----------    -----------    -----------    -----------

Cash Flows from Financing Activities:
      Proceeds from issue of preferred stock series B             10,000         10,000           --             --
      Proceeds from issuance of common stock                     669,164           --          423,615        245,041
      Preferred dividends paid                                      --             --             --             --
      Proceeds from notes payable                                140,000           --          125,000         15,000
      Subscription receivable                                       --             --          140,000       (140,000)
      Payment of stockholder's loan                                 (272)          --             (272)          --
      Proceeds from additional paid in capital                   342,108           --             --             --
                                                             -----------    -----------    -----------    -----------
Net Cash Provided by Financing Activities                      1,161,000         10,000        688,343        120,041
                                                             -----------    -----------    -----------    -----------

Net increase (decrease) in Cash                                   41,427       (109,781)       140,310        (12,932)
Cash and equivalents at beginning of period                         --          151,208         10,898         23,830
                                                             -----------    -----------    -----------    -----------
Cash and equivalents at end of period                        $    41,427    $    41,427    $   151,208    $    10,898
                                                             -----------    -----------    -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
 FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999 AND FOR THE PERIOD FROM
               JANUARY 10, 1997 (INCEPTION) TO SEPTEMBER 30, 2001


                                                      Period from
                                                      January 10,
                                                         1997
                                                    (Inception) to
                                                       September
                                                       30, 2001        2001          2000         1999
                                                    --------------  -----------   -----------   ---------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
      Interest                                        $      --     $      --     $      --     $    --
                                                      ===========   ===========   ===========   =========
      Income taxes                                    $      --     $      --     $      --     $    --
                                                      ===========   ===========   ===========   =========
Non Cash Transactions:
      Capitalized officers' compensation              $    80,000   $    40,000   $    25,000   $  15,000
                                                      ===========   ===========   ===========   =========
      Issuance of common shares for Noveaux merger    $   106,525   $      --     $      --     $    --
                                                      ===========   ===========   ===========   =========
      Issuance of common shares for license           $   735,500   $      --     $   635,500   $ 100,000
                                                      ===========   ===========   ===========   =========
      Issuance of common shares for patent fees       $ 1,500,000   $ 1,500,000   $      --     $    --
                                                      ===========   ===========   ===========   =========
      Issuance of common shares for LifePlan merger   $    50,000   $      --     $    50,000   $    --
                                                      ===========   ===========   ===========   =========
      Issuance of common shares for services          $ 1,370,000   $    20,000   $ 1,350,000   $    --
                                                      ===========   ===========   ===========   =========
      Preferred B stock dividend                      $    10,000   $    10,000   $      --     $    --
                                                      ===========   ===========   ===========   =========
      Forgiveness of stockholder debt                 $     7,227   $      --     $     7,227   $    --
                                                      ===========   ===========   ===========   =========



   The accompanying notes are an integral part of these financial statements.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:
---------------------------

     HIV-VAC, Inc. (the "Company"), formerly known as Personna Records, Inc., was incorporated on January 10, 1997 in the State of Nevada. Personna Records was formerly known as Sonic Records, Inc. was engaged in the production and distribution of musical records. In April 1998, Personna became the surviving corporation during a merger with Nouveaux Corporation.

     The Company is currently engaged in the research and development of a vaccine to combat the HIV virus. The Company will operate under the exclusive worldwide license of Intracell Vaccines Limited in the development and distribution of the vaccine. The Company's headquarters are located in Ontario, Canada and the research facility is located in Birmingham, United Kingdom.

Going Concern:
-------------

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended September 30, 2001, 2000 and 1999, the Company experienced net losses of $2,026,846, $2,628,432, and $212,460, respectively.

     The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product, and attaining profitable operations.

     Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Cash Equivalents:
----------------

The Company treats all short-term investments with original maturities of three months or less to be cash equivalents. At September 30, 2001 and 2000 cash equivalents consisted of investments in money market accounts.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment, net:
----------------------------

     Furniture and equipment are stated at cost. Major renewals and betterments are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets using accelerated methods.

     Useful lives for furniture and equipment are as follows:

               Office equipment                   5 years

               Furniture                          7 years

     The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and any resulting gains or losses are reflected in income.

Intangible Assets, net:
----------------------

     Intangible assets consist of licensing rights and goodwill associated with the acquisition of LifePlan.

     The licensing rights are being amortized over the remaining estimated useful life of 12 years commencing April 1999 using the straight-line method of accounting. While goodwill is being amortized over a five year period.

     Accumulated amortization at September 30, 2001 and 2000 was as follows:

                                2001      2000
                              -------   -------
               License        $38,540   $23,124
               Goodwill        17,169     5,723
                              -------   -------
                              $55,709   $28,847
                              =======   =======

Long-Lived Assets:
-----------------

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Financial Instruments:
---------------------

     The carrying amounts reported in the balance sheets for cash and equivalents, notes receivable, accounts payable, and other accrued liabilities approximate their fair values. The carrying amounts reported for notes payable approximates their fair market value because, in general, the interest on the underlying instruments approximates market rates.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes:
------------

     Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Translation of Foreign Currency:
-------------------------------

     The activity of the Company's foreign offices are translated in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") number 52, "Foreign Currency Translation", which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Realized gains and losses from foreign currency translations are included in other comprehensive income for the period.

Loss Per Share:
--------------

     Basic loss per share, which does no include any dilutive securities, is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is anti-dilutive.

Reclassifications:
-----------------

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates:
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in they are determined to be necessary.

Recent Accounting Pronouncements:
--------------------------------

     In June 2001, the FASB issued SFAS number 141, "Business Combinations", and SFAS number 142, "Goodwill and Other Intangible Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill will no longer be amortized over its estimated useful life, but will be subject to a periodic impairment test based on its fair value.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements: (Continued)
--------------------------------

     In August 2001, the FASB issued SFAS number 143, "Accounting for Asset Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset.

     In October 2001, the FASB issued SFAS number 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

     Management is currently evaluating the impact of these pronouncements to determine the effect, if any, that they may have on the financial position and results of operations. The Company is required to adopt each of these standards in the first quarter of fiscal year 2003.

NOTE 2 -  FURNITURE AND EQUIPMENT, NET

     The Company's furniture and equipment at September 30, 2001 and 2000 consisted of the following:

                                             2001      2000
                                           -------   -------
          Furniture                        $   936   $   936
          Equipment                         47,480    46,560
                                           -------   -------
                                            48,416    47,496

          Less: accumulated depreciation    13,382     4,182
                                           -------   -------
               Total                       $35,034   $43,314
                                           =======   =======

     Depreciation expense for the years ended September 30, 2001, 2000 and 1999 was $9,200, $4,182 and none, respectively.

NOTE 3 - INTANGIBLE ASSETS, NET

     The Company's intangible assets at September 30, 2001 and 2000

                                              2001         2000
                                           ---------    ---------
          License                          $ 185,000    $ 185,000
          Goodwill                            57,228       57,228
                                           ---------    ---------

                                             242,228      242,228
          Less: accumulated amortization     (55,709)     (28,847)
                                           ---------    ---------
                Total                      $ 186,519    $ 213,381
                                           =========    =========

     Amortization expense for the years ended September 30, 2001, 2000 and 1999 was $26,862, $21,139 and $7,708, respectively.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 4 - LOSS PER SHARE

     Loss per share for the years ended September 30, 2001, 2000 and 1999 were calculated as follows:

                                           Loss        Shares      Per Share
                                        (Numerator) (Denominator)    Amount
                                        ----------- -------------  ---------
For the Year Ended September 30, 2001

Loss before preferred dividend          $2,026,846

Preferred dividend                          10,000
                                        ----------

Loss available to common stockholders   $2,036,846   $1,375,000
                                        ==========   ==========

Basic loss per share                                               $     1.48
                                                                   ==========

For the Year Ended September 30, 2000

Loss before preferred dividend          $2,628,432

Preferred dividend                            --
                                        ----------

Loss available to common stockholders   $2,628,432   $  376,348
                                        ==========   ==========

Basic loss per share                                               $     6.98
                                                                   ==========

For the Year Ended September 30, 1999

Loss before preferred dividend          $  212,460

Preferred dividend                            --
                                        ----------

Loss available to common stockholders   $  212,460      210,654
                                        ==========   ==========

Basic loss per share                                               $     1.01
                                                                   ==========

NOTE 5 - LICENSING AGREEMENT

     On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited ("Intracell") whereby the Company issued 5,750,000 shares of common stock, 10,000 shares of preferred stock and $85,000 in cash in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK (See Note 6(g)).

     On April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its stockholders to maintain an equity position of 60% of the common shares of the Company until the company has raised $5 million. Specifically, when the Company issues stock to others, the anti-dilution clause provides Intracell and its stockholders with the option to acquire, at par value, a like number of shares so that Intracell and its stockholders maintain their 60% interest in the Company. During the year ended September 30, 2000, the Company issued 3,123,583 common stock to Intracell pursuant to the anti-dilution clause; See Note 5(k), 5(l), 5(o), 5(p), and 5(q). The value of the shares issued to Intracell were recognized in operations as licensing fees.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 5 - LICENSING AGREEMENT (Continued)

     Subsequently, on August 7, 2001, upon determining that due to the Company's breach in the Intracell license agreement, the Company granted Intracell 3,000,000 shares of common stock, the option to acquire 2,500,000 shares of common stock at $0.50 per share when Phase 1 human trials begin, the option to acquire an additional 2,500,000 shares of common stock at $1.00 per share when Phase 3 human trials begin, and an option to acquire 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government.

     As part of the March 15, 1999 issuance of 5,750,000 shares to Intracell, the Company agreed to make advance minimum royalty payments of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are for the duration of the patents.

     The Company also issued stock options to Intracell's stockholders to purchase at par value, a total of 30,000,000 pre-split shares of the Company's common stock (See Note 5(s)), conditional on the outcome of three separate events (See Note 8(b)). The options have not been valued because they are subject to contingencies.

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

     Common and preferred stock were issued as follows:

     a) Sale of common stock - In April 1998, the Company issued 5,080,000 shares of pre-split common stock (see 6c below) to the Company's founders at par value for cash of $508.

     b) In April 1998, the company issued 3,895,126 pre-split shares of common stock to acquire 100 percent of the issued and outstanding shares of Nouveaux Corporation (See Note 7(a)).

     c) During the year ended September 30, 1998, stockholders contributed $342,108 in additional paid in capital.

     d) On February 23, 1999, the Company declared a 1:50 reverse split of the Company's common stock, effective March 8, 1999. This reduced the shares outstanding from 8,975,126 shares to 179,672 shares.

     e) On February 10, 1999, the Company issued 20,000,000 shares of common stock for an aggregate amount of $100,000 under the Securities Act of 1993, as Amended Under Regulation D, Rule 504.

     f) On March 15, 1999, the Company issued 9,241,600 shares of common stock for a subscription receivable with an aggregate amount of $140,000 under the Securities Act of 1993, as amended Under Regulation D, Rule
          504. The Company accepted a note receivable in lieu of payment. The note was paid in 2000.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

     g) In April 6, 1999, the Company issued 5,750,000 shares of common stock and 10,000 shares of preferred stock, Series A, for an aggregate amount of $99,900 and $100, respectively in exchange for the exclusive right to the worldwide license for the development and distribution of a HIV vaccine to combat aids (See Note 5). Each share of preferred stock has 3,000 votes per common share at any meeting of the stockholders where votes are submitted.

     h) Pursuant to an agreement dated April 7, 1999, the Company returned certain assets and liabilities of Personna to its original owner in exchange for 101,600 shares (or 5,080,000 pre-split shares) of treasury stock (See Note 12).

     i) On September 27, 1999, 40,000 shares of common stock were issued for an aggregate amount of $5,041.

     j) On March 8, 2000, the Company issued 100,000 shares of common stock to acquire LifePlan (See Note 7(b)).

     k) On May 26, 2000, the Company issued 454,545 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 681,817 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License agreement (See Note 4).

     l) On June 29, 2000 the Company issued 73,348 shares of common stock for an aggregate amount of $23,655. Concurrently, the Company also issued 110,076 shares of common stock with an aggregate value of $35,500 to Intracell under the terms of the anti-dilution provision of the Assignment of License agreement (See Note 4).

     m) On June 29, 2000, the Company issued 3,000,000 million shares of common stock for an aggregate amount of $675,000 in legal services.

     n) On July 5, 2000 the Company issued 459,770 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 689,655 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License agreement. (See Note 4).

     o) On July 24, 2000, The Company issued 3,000,000 million shares of common stock for an aggregate amount $675,000 in legal services.

     p) On July 27, 2000 the Company issued 459,770 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 689,655 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License agreement (See Note 4).

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

     q) On August 21, 2000, the Company issued 634,920 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 952,380 shares of common stock with an aggregate value of $150,000 to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Agreement of License agreement (See Note 4).

     r) On May 16, 2001, the Company issued 500,000 shares of common stock for an aggregate amount of $20,000 for consulting services.

     s) On July 6, 2001, the Company declared at 1:100 reverse split of the Company's common stock effective July 22, 2001. This reduced the shares outstanding from 47,017,208 shares to 470,413 shares.

     t) On August 7, 2001, the Company amended its license agreement with Intracell. The amendment called for Intracell to waive its right to terminate the agreement due to the Company's failure to raise $1,500,000 pursuant to Section 9.1(b) of the agreement) dated April 6, 1999 in exchange for the following:

          i)   3,000,000 shares of common stock

          ii) options to acquire 7,500,000 shares of the Company's common stock (See Note 5).

          The 3,000,000 shares were valued at $0.50 per share, the approximate closing price on August 7, 2001 or $1,500,000.

     u) On August 10, 2001, the Company sold 1,000,000 shares of its common preferred stock, Series B, with attached warrants at par value of $0.01 per share, or $10,000. The preferred Series B stock converts to 20 million shares of the Company's common stock at 40 percent of the market value of the common stock based on a stated value. The attached warrants convert to $5,000,000 shares of the Company's common stock at $1.50 per share. In accordance with the Emerging Issues Task Force ("EITF") 98-5, the Company valued the beneficial conversion feature at the amount of the proceeds received from the sale of the stock ($10,000).

NOTE 7 - BUSINESS COMBINATIONS

     a) In April 1998, the Company (then known as Personna) merged with Nouveaux Corporation in a transaction accounted for as a pooling of interests whereby 3,895,126 shares of the Company's common stock was issued for 100 percent of the outstanding common stock of Nouveaux Corporation. Personna was the surviving corporation.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 7 - BUSINESS COMBINATIONS (Continued)

     b) On March 8, 2000, the Company merged with SCIENTIFIC LIFEPLAN ("LIFEPLAN"), through the issuance of 100,000 shares of the Company's common stock for an aggregate consideration of $50,000. LIFEPLAN was a fully compliant reporting non-operating company. The Company accounted for the purchase of LIFEPLAN using the purchase method. LIFEPLAN had essentially no assets and liabilities at the date of acquisition, and was acquired by the Company for its reporting status. Goodwill of $57,228 attributed to the transaction was recognized. Pro-forma statements have not been included since LIFEPLAN had no operations during the periods presented.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     a) The Company leases office space in the United Kingdom. The lease provides for quarterly rental payments totaling 16,000 pounds per year, or approximately $24,000 at the September 30, 2001 exchange rate. At September 30, 2001, future minimum lease payments using the exchange rate at September 30, 2001 were as follows:

                    2002           $ 23,520
                    2003             11,760
                                   --------
                                   $ 35,280
                                   ========

          Rent expense for the years ended September 30, 2001, 2000 and 1999 was $23,480, $14,773 and $30,657, respectively.

     b) Stock Options - On March 15, 1999, the Company entered into a stock option agreement in which the Company granted Intracell stockholders options to purchase an aggregate of 300,000 shares under three separate conditional events. The Company authorized the exercise of the options as follows:

          1. The option to purchase 100,000 Common Stock at $0.001 per share when human trials of the HIV vaccine begin.

          2. The option to purchase 100,000 Common Stock at $0.001 per share should the Company commence United States Government Food and Drug Administration ("FDA") Phase 3 trials of its HIV vaccine.

          3. The option to purchase 100,000 Common Stock at $0.001 per share should the Company obtain FDA approval of its HIV vaccine.

     None of the contingencies had been met at September 30, 2001. The options expire on April 1, 2004.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     c) Stock Options - On August 7, 2001, the Company provided Intracell with three options to acquire a total of $7,500,000 shares as follows:

          1. 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin.

          2. 2,500,000 shares of common stock at $1.00 per share when Phase 3 human trials begin.

          3. 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government.

     d) Warrants - On August 10, 2001, the Company issued stock warrants to acquire 5,000,000 shares of the Company's common stock at $1.50 per share. The warrants expire in August 2003.

NOTE 9 - INCOME TAXES

     The reasons for the differences between income taxes at the statutory income tax rates and the provision (benefit) for income taxes are summarized as follows:

                                                    September 30,
                                        -----------------------------------
                                           2001         2000         1999
                                        ---------    ---------    ---------
Income tax benefits at statutory rate   $(689,000)   $(937,725)   $ (69,000)

Deferred tax benefits                     689,000      937,725       69,000
                                        ---------    ---------    ---------

                                        ---------    ---------    ---------
Income tax benefit                      $    --      $    --      $    --
                                        =========    =========    =========

     Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At September 30, 2001, net operating losses of approximately $2,208,382 are available for carryforward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 10 - RELATED PARTY TRANSACTIONS

     Under an assignment of license agreement dated April 6, 1999 (See Note 5), Intracell acquired the majority of the Company's voting stock.

                                 HIV-VAC, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

     Under an agreement dated April 6, 1999, Intracell agreed to provide the Company with administrative, research, process science, clinical and regulatory support required to develop the Company's HIV vaccine. The Company agreed to pay Intracell a consulting fee of $70,000 per quarter for these services. During the years ended September 30, 2001, 2000 and 1999 expenses paid to Intracell were $280,000, $280,000 and $133,778 resepectively.

     On August 7, 2001, the Company granted Intracell 3,000,000 shares of the Company's common stock and options to acquire 7,500,000 shares of the Company's common stock as payment for the breach under the original assignment of license agreement (See Note 5). The stock issued was valued at its market value of $0.50 per share ($1,500,000) and was expensed in the year ended September 30, 2001.

NOTE 11 - NOTES PAYABLE

     At September 30, 2001 and 2000, the Company had unsecured notes payable to Trinity Funding, for $140,000 and $140,000, respectively. The notes are interest free and are repayable when the Company has obtained $5,000,000 in financing.

NOTE 12 - TERMINATION AGREEMENT

     Effective April 6, 1999, the President of the Company resigned pursuant to a termination agreement whereby the President surrendered 101,600 shares of common stock (5,080,000 pre-split shares) in exchange for certain assets and liabilities of the Company. The treasury shares were valued at the most recent offering price of $0.01739 per share for an aggregate amount of $1,767. The disposition of the assets and liabilities resulted in a loss of $30,195, which is reflected in the current operations for the year ended September 30, 1999.

NOTE 13 - STOCKHOLDERS' RESTRICTIONS

     The stockholders of the Company have a pre-emptive right regarding the purchase of stock. Furthermore, the transfer of certain stock is restricted in accordance with the Securities and Exchange Commission regulations.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments as of September 30, 2001, 2000 and 1999, are as follows:

                               2001                  2000
                        -------------------   -------------------
                        Carrying     Fair     Carrying     Fair
                         Amount     Value      Amount     Value
                        -------------------   -------------------
Assets:
  Cash                  $ 41,427   $ 41,427   $151,208   $151,210
  Note receivable       $   --     $   --     $  3,553   $  3,552

Liabilities:
  Notes payable         $140,000   $140,000   $140,000   $140,000
  Accrued liabilities   $561,352   $561,352   $255,012   $255,010

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding the executive officers and directors of the Company as of September 30, 2001:

        NAME            AGE                 POSITION
        ----            ---                 --------
Gordon R B Skinner....   59   Chairman of Board of Directors, President since
                              6 April, 1999
Kevin W Murray........   48   Director, Vice President, CFO since 6 April, 1999
John Palethorpe.......   56   Vice President since 6 April, 1999
Sally Del Principe....   45   Director since May 2001

     There are no individuals, other than those listed above, who make a significant contribution to our business.

     Dr. Gordon R.B. Skinner is the developer of our proposed vaccine. He has served as our Chairman and President since April of 1999. He has been a director of Intracell Vaccines Limited since November of 1998. He is Chairman of the Vaccine Research Trust UK, and until recently was an Honorary Consultant in Infection at The University Hospital Birmingham NHS Trust, Birmingham. Dr. Skinner was a senior lecturer at the Department of Medical Microbiology at The University of Birmingham from 1976 to 1998. He received an MB ChB from the University of Glasgow in 1965, an MD (First Class Honors) from The University of Birmingham in 1975, and a DSc from The University of Birmingham in 1989. He is a Fellow of The Royal College of Obstetrics and Gynecologists, and a Fellow of The Royal College of Pathologists. Dr. Skinner developed the Skinner Herpes vaccine, and is the author of more than 100 scientific and medical publications.

     Kevin W. Murray has served as our Vice President of Finance and Administration, and as a director, since April of 1999. He has been a director of Intracell Vaccines Limited since September 1997. He is currently the CEO and president of Pipe Vision, a private corporation engaged in pipeline rehabilitation that he founded in 1991. He was a director of Woodie 1, Inc, a public investment company from April 1998 to September 1998. Mr. Murray holds a Bachelor of Accounting Science degree from The University of South Africa, and completed post-graduate studies in accountancy at The University of Cape Town, prior to gaining admission to the South African Institute of Chartered Accountants.

     John Palethorpe has served as a Vice President since April of 1999. Since 1979, Mr. Palethorpe has been the Chairman and Managing Director of Stourbridge Forklift Co. Ltd., a company that acts as an agent for the sale of Desta and Hyundai Forklifts. He is also the Chairman and managing director of the following companies: Randcrown Ltd., a property and investment company incorporated in 1979; J.Rigg Construction Ltd a property maintenance and repair company incorporated in 1979; and Tionmartin Ltd., a company that sells used forklifts and has been incorporated since 1975. He has been involved in the financing of the development of our proposed vaccine since 1993.

     Sally Del Principe has served as a director of the company since June 2001. She is a resident of United Kingdom and since 1992 has been a partner in Lupton Del Principe Associates, a private company which specializes in credit insurance brokerage. Mrs. Del Principe has spent a considerable portion of her working life in Southern Africa and will play a key role in developing the HIV/AIDS vaccine in the African continent.

     There are no familial relationships between any of the Company's executive officers and directors.

     Section 16(a) Beneficial Ownership Reporting Compliance . Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more that 10% of the Company's outstanding common stock, to file with the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's common stock and other equity instruments of the Company. To the Company's knowledge, none of the Company's directors and officers have complied with the requirement.

Conflicts of Interest.
---------------------

     Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Dr. Gordon Skinner, our president, director and CEO, and Kevin W. Murray, our vice president, director and chief financial officer are also officers and directors and each holders of 33% of the outstanding common stock of Intracell Vaccines Limited, a company incorporated on the Isle of Mann and holder of 90% of our common stock and 100% of our Series A preferred stock. In addition, John Palethorpe, our vice president is also a holder of 33% of the outstanding common stock of Intracell Vaccines Limited. There can be no assurance that management will resolve all conflicts of interest in favor of HIV-VAC. Failure of management to conduct HIV-VAC's business in its best interest may result in liability of the management to HIV-VAC.

ITEM 10. EXECUTIVE COMPENSATION.

     Through the date hereof, none of our executive officers have received any compensation from us. No cash fees or other consideration has been paid to our directors through the date hereof.

     There are no employment contracts in effect with any of our officers or directors, nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements.

     As noted above under the caption License Agreement and Consulting Agreement on page 13, we have a consulting agreement with Intracell Vaccines Limited. Messrs. Skinner, Murray and Palethorpe are shareholders of Intracell Vaccines, and Messrs. Skinner and Murray also serve as Intracell Vaccines directors.

     Although our executives do not receive any compensation from us, Messrs. Skinner, Murray and Palethorpe received the following compensation from Intracell Vaccines Limited for services provided to HIV-VAC:

Name                                                    Year        Compensation
----                                                    ----        ------------

Kevin W. Murray,                                        1999          $10,000

CEO and Director of Intracell Vaccines Limited          2000          $20,000

                                                        2001          $     0

Dr. Gordon Skinner,                                     1999          $10,000

Director of Intracell Vaccines Limited                  2000          $20,000

                                                        2001          $     0

John Palethorpe,                                        1999          $ 5,000

Consultant to Intracell Vaccines Limited                2000          $10,000

                                                        2001          $     0

     The executives receive other compensation from Intracell for services un-related to HIV-VAC. Such compensation is not reflected in the table above.

     Pursuant to the Consulting Agreement between Intracell Vaccines and HIV-VAC, in addition to reimbursement for all of costs and expenses relating to the provision of the services under the agreement, we also pay Intracell Vaccines a fee of $70,000 per quarter. Either party may terminate the Consulting Agreement upon a breach which continues uncured for more than 60 days, or upon the occurrence of bankruptcy or similar events. The term of this Consulting Agreement will expire on May 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following chart sets forth certain information with respect to the beneficial ownership of the common stock, Series A preferred stock and Series B Preferred stock of the Company as of September 30, 2001 for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of September 30, 2001, the Company had 3,470,413 shares of common stock outstanding, 10,000 preferred shares outstanding and 1,000,000 convertible preferred B shares outstanding.

     Security Ownership of Officers and Directors and Owners of 5% or more of the Company's Stock.


                                                                                             Percentage
Name and Address                                 Title of Class           # of shares         of Class
----------------                                 --------------           -----------        ----------
Gordon Skinner                             Common Stock                   1,046,345(1)        30.15%(2)
Harborough Banks
Old Lapworth Rd
Solihill B94 6Ld                           Series A Preferred Stock (5)       3,333(3)        33.33%(4)
United Kingdom

Kevin W. Murray                            Common Stock                   1,046,345(1)        30.15%(2)
12 Harben Court
Collingwood, Ontario Canada                Series A Preferred Stock           3,333(3)        33.33%(4)
L9Y 4L8

John Palethorpe                            Common Stock                   1,046,345(1)        30.15%(2)
Knoll Hill
Belbroughton Road
Blakedown, Kidderminster                   Series A Preferred Stock           3,333(3)        33.33%(4)
9YLD 3LN
United Kingdom

Sally Del Principe                         Common Stock                           0            --
Sunny Bank House
32 Moorhall Lane
Stourport on Severn
Worcestershire
DY13 8RB
United Kingdom
Directors and Officers as a Group          Common Stock                   3,139,135(1)        90.48%(2)

                                           Series A Preferred Stock          10,000(3)          100%(4)
Intracell Vaccines Limited (5)             Common Stock                   3,086,986           88.95%(2)
                                           Series A Preferred Stock          10,000             100%

Bromley Holdings, Inc.                     Common Stock                           0            --
220 Everit Ave.
Hewlett, NY 11557                          Series B Preferred Stock (6)   1,000,000             100%


----------
(1) The shares of common stock are owned both directly and through the executives' indirect shareholdings in Intracell Vaccines Limited.

(2) Based upon 3,470,413 shares of common stock outstanding as of January 10, 2002.
(3) The shares of Series A preferred stock are owned both directly and through the executives' shareholdings in Intracell Vaccines Limited. Each share of Series A preferred stock entitles the holder to 3,000 votes at a shareholder's meeting.
(4) Based upon 10,000 shares of Series A preferred stock outstanding as of January 10, 2002
(5) All of the outstanding shares of Intracell Vaccines Limited are owned equally by Dr. Gordon Skinner, Kevin Murray and John Palethorpe.
(6) Each share of Series B preferred stock entitles the holder to 1 vote at a shareholder's meeting. Joseph Blumenthal is the sole beneficial owner of Bromley Holdings Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As noted above in more detail under the caption License Agreement and Consulting Agreement on page 14, we have a consulting agreement with Intracell Vaccines Limited. Dr. Gordon Skinner, our president, director and CEO, and Kevin
W. Murray, our vice president, director and chief financial officer are also officers and directors and each holders of 33% of the outstanding common stock of Intracell Vaccines Limited, a company incorporated on the Isle of Mann and holder of 90 % of our common stock and 100% of our Series A preferred stock. In addition, John Palethorpe, our vice president is also a holder of 33% of the outstanding common stock of Intracell Vaccines Limited. The Consulting Agreement, which is described under such caption, provides for reimbursement of certain expenses and payment to Intracell Vaccines of a fee of $70,000 per quarter.

     As further noted above in more detail under the caption License Agreement and Consulting Agreement, we acquired the rights to our proposed vaccine from Intracell Vaccines Limited for a consideration of common and preferred securities. Messrs. Skinner, Murray and Palethorpe are shareholders of Intracell Vaccines, and Messrs. Skinner and Murray also serve as Intracell Vaccines directors.

     On August 13, 2001, HIV-VAC entered into a subscription agreement with Bromley Holdings, Inc. in which Bromley agreed to purchase 1,000,000 shares of Series B preferred stock for an aggregate price of $10,000. Pursuant to the terms of the subscription agreement the investor can convert each share of the Series B preferred stock into 20 shares of our common stock at a conversion price per share equal to the lesser of (a) a 40% discount from the closing bid price on the date of the issuance of the Series B preferred stock, or (ii) a 40% discount from the average of the lowest three closing bid prices during the twenty (20) trading days immediately prior to the conversion; provided, however, that in no event shall the conversion price be more than $3.00 per share. The subscription agreement does not contain a trading price below which the investor is not permitted to convert the Series B preferred stock.

     In connection with this transaction, HIV-VAC agreed to issue Bromley warrants to purchase 5,000,000 shares of our common stock. The exercise price for each warrant is equal to the average of the market price of our common shares for the ten trading days commencing on the first trading day immediately folllwing the effective date of this registration statement, but in any case not less than $1.50 per share.

     The subscription agreement limits Bromley's conversion and exercise if, at the time of conversion, Bromley's ownership of HIV-VAC's common stock would exceed 4.999% of the then issued and outstanding shares of common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     There were no current reports on Form 10-K filed by the Company during the fourth quarter of the fiscal year ended September 30, 2001.

     Exhibits       Description
     --------       -----------

       3.1          Articles of Incorporation(1)
       3.2          Amended Articles of Incorporation(2)
       3.3          By-laws(1)
       3.4 Certificate of Amendment to Certificate of Incorporation, dated as of May 15, 2001(2)
       4.1          Form of Warrant Agreement(3)
      10.1          License Agreement(3)
      10.2          Consulting Agreement(3)
      10.3          Subscription Agreement(3)

(1) Included and Filed in Form 10-QSB filed May 16, 2000.
(2) Included and Filed in Form 10-QSB filed August 14, 2001.
(3) Included and Filed in the Registration Statement on Form SB-2 filed August 22, 2001.

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


By: /s/ GORDON R B SKINNER         Chairman of the Board        January 14, 2002
    --------------------------     President
    Gordon R B Skinner


By: /s/ KEVIN W MURRAY             Director                     January 14, 2002
    --------------------------     Vice President
    Kevin Murray