Form 10QSB
period 2001-12-31
HIV VAC INC
filed 2002-02-19
CIK 1082576

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

For the quarterly period ended  December 31, 2001


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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 3,470,413 shares of common stock outstanding, 10,000 shares of preferred series "A" and 10,000 shares of preferred series "B" stock outstanding as of December 31, 2001.

                                   HIV-VAC Inc

                                    Form 10QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                           PAGE
Item 1.     Financial Statements:
             Condensed Balance Sheets......................................   1
             Condensed Statements of Operations............................   2
             Condensed Statements of Cash Flows............................   3
             Notes to Condensed Financial Statements.......................   4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations:
             Overview......................................................   5
             Results of Operations.........................................   6
             Liquidity and Capital Resources...............................   7

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds......................   7
Item 6.     Exhibits and Reports on Form 8-K...............................   7
            Signature......................................................  8

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                        December 31              September 30,
                                                                                           2001                     2001
                                                                                    --------------------     --------------------
Current Assets
  Cash and equivalents                                                              $             19,554     $             41,427
  Note receivable                                                                                   --
                                                                                    --------------------     --------------------
     Total current assets                                                                         19,554                   41,427
                                                                                    --------------------     --------------------

Furniture and equipment, net                                                                      32,767                   35,034
                                                                                    --------------------     --------------------

Other Assets
  Intangible assets, net                                                                         179,804                  186,519
                                                                                    --------------------     --------------------
Total assets                                                                        $            232,125     $            262,980
                                                                                    ====================     ====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Notes payable                                                                     $            140,000     $            140,000
  Accrued liabilities:
     Related parties                                                                             609,397                  521,514
     Accounts payable                                                                             45,778                   39,838
                                                                                    --------------------     --------------------
     Total Current Liabilities                                                                   795,175                  701,352
                                                                                    --------------------     --------------------

Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value; 10,000,000 shares
     authorized
         Series A, non-preferential; 10,000 issued and
         outstanding                                                                                 100                      100
         Series B, convertible, non-preferential; 1,000,000
         and -0- shares issued and outstanding, respectively                                      10,000                   10,000
   Common stock, $0.001 par value; 500,000,000 shares authorized;
     3,470,413 and 465,172 shares issued and outstanding, respectively                             3,470                    3,470
   Additional paid in capital                                                                  5,120,888                5,110,888
   Deficit accumulated during the development stage                                           (5,687,779)              (5,553,853)
   Treasury stock, at cost; 101,600 common stock                                                  (1,767)                  (1,767)
   Accumulated other comprehensive loss                                                           (7,960)                  (7,210)
                                                                                    --------------------     --------------------
    Total stockholders' equity (deficit)                                                        (563,050)                (438,372)
                                                                                    --------------------     --------------------

     Total liabilities and stockholders' equity (deficit)                           $            232,125     $            262,980
                                                                                    ====================     ====================


       See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD
             FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2001
                                  (UNAUDITED)

                                                 Period from
                                                  January 10,
                                                     1997                  For the Three Months Ended
                                                (Inception) to             --------------------------
                                                  December 31,          December 31,          December 31,
                                                     2001                   2001                   2001
                                                  -----------           -----------           -----------
Expenses
Research, general and administrative              $ 4,897,125           $   125,258           $   115,794
Depreciation and amortization                          78,074                 8,983                 9,089
Loss from disposal of assets                           30,195                    --                    --
                                                  -----------           -----------           -----------
                                                    5,005,394               134,241               124,883
                                                  -----------           -----------           -----------

Loss from operations                               (5,005,394)             (134,241)             (124,883)
                                                  -----------           -----------           -----------

Other Income (Expense)
Other expenses                                       (243,934)                   --                    --
Interest income                                         3,728                   313                   327
                                                  -----------           -----------           -----------
Total other income (expense)                         (240,206)                  313                   327
                                                  -----------           -----------           -----------

Loss from continuing operations                    (5,245,600)             (133,928)             (124,556)

Loss from discontinued operations                    (432,181)                   --                    --
                                                  -----------           -----------           -----------

Net loss                                          $(5,677,781)          $  (133,928)          $  (124,556)
                                                  ===========           ===========           ===========


Loss per weighted-average share of common
stock outstanding - basic and diluted                                   $     (0.04)          $     (0.27)
                                                                        ===========           ===========

Weighted average number of common shares
outstanding during period - basic and diluted                             3,470,413               464,156
                                                                        ===========           ===========

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED DECEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM
          JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2001 (UNAUDITED)



                                                          Period from
                                                          January 10,
                                                              1997                      For the Three Months Ended
                                                        (Inception) to         ---------------------------------------------
                                                       December 31, 2001        December 31, 2001        December 31, 2000
                                                      --------------------     --------------------     --------------------
Cash Flows From Operating Activities:
  Net loss                                            $         (5,677,781)    $           (133,928)    $           (124,556)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                                  78,074                    8,983                    9,089
     Officers' compensation capitalized                             90,000                   10,000                   10,000
     Other expenses relating to Noveaux acquisition                243,934                     --                       --
     Issuance of stock for services                              1,370,000                     --                       --
     Issuance of stock for licensing fees                          635,500                     --                       --
     Issuance of stock for patent fees                           1,500,000                     --                       --
     Loss from foreign currency translation                         (7,961)                    (751)                  (4,323)
     Decrease (increase) in note receivable                           --                       --                       --
     (Decrease) in notes payable                                      --                       --                       --
     Increase in accrued liabilities                               641,699                   93,823                   69,802
                                                      --------------------     --------------------     --------------------
Net Cash Used in Operating Activities                           (1,126,535)                 (21,873)                 (39,988)
                                                      --------------------     --------------------     --------------------

Cash Flow From Investing Activities:
  Purchase of patent rights                                        (85,000)                    --                       --
  Purchase of furniture and equipment                              (48,416)                    --                       --
  Purchase of treasury stock                                        (1,767)                    --                       --
  Cash acquired in acquisition                                     120,272                     --                       --
                                                      --------------------     --------------------     --------------------
Net Cash Used in Investing Activities                              (14,911)                    --                       --
                                                      --------------------     --------------------     --------------------

Cash Flows from Financing Activities:
  Proceeds from issue of preferred stock series B                   10,000                     --                       --
  Proceeds from issuance of common stock                           669,164                     --                       --
  Preferred dividends paid                                            --                       --                       --
  Proceeds from notes payable                                      140,000                     --                       --
  Subscription receivable                                             --                       --                       --
  Payment of stockholder's loan                                       (272)                    --                       --
  Proceeds from additional paid in capital                         342,108                     --                       --
                                                      --------------------     --------------------     --------------------
Net Cash Provided by Financing Activities                        1,161,000                     --                       --
                                                      --------------------     --------------------     --------------------

Net increase (decrease) in cash                                     19,554                  (21,873)                 (39,988)
Cash and equivalents at beginning of period                           --                     41,427                  151,210
                                                      --------------------     --------------------     --------------------
Cash and equivalents at end of period                 $             19,554     $             19,554     $            111,222
                                                      ====================     ====================     ====================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                                            $               --       $               --       $               --
                                                      ====================     ====================     ====================
  Income taxes                                        $               --       $               --       $               --
                                                      ====================     ====================     ====================
Non Cash Transactions:
  Capitalized officers' compensation                  $             90,000     $             10,000     $             10,000
                                                      ====================     ====================     ====================
  Issuance of common shares for Noveaux merger        $            106,525     $               --       $               --
                                                      ====================     ====================     ====================
  Issuance of common shares for license               $            735,500     $               --       $               --
                                                      ====================     ====================     ====================
  Issuance of common shares for patent fees           $          1,500,000     $               --       $               --
                                                      ====================     ====================     ====================
  Issuance of common shares for LifePlan merger       $             50,000     $               --       $               --
                                                      ====================     ====================     ====================
  Issuance of common shares for services              $          1,370,000     $               --       $               --
                                                      ====================     ====================     ====================
  Preferred B stock dividend                          $             10,000     $               --       $               --
                                                      ====================     ====================     ====================
  Forgiveness of stockholder debt                     $              7,227     $               --       $               --
                                                      ====================     ====================     ====================

 See accompanying summary of notes to unaudited condensed financial statements.

                                   HIV-VAC INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001.

                                   (UNAUDITED)

1.        BASIS OF PRESENTATION

The accompanying interim condensed financial statements of HIV-VAC, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the company's Annual Report on Form 10-KSB for the year ended September 30, 2001. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company's Annual Report on Form 10-KSB for the year ended September 30, 2000. Certain amounts for prior periods have been reclassified to conform to the current presentation. All share and per share amounts in prior periods have been restated to reflect the 1:100 reverse stock split, effected on July 22, 2001.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2001

GOING CONCERN

The Company's condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative shareholders equity, negative net working capital and negative cash flows from operations. For the years ended September 30, 2001 and September 30, 2000, the Company experienced a net loss of $2,026,846 and $2,628,432 respectively.

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

3.       LOSS PER SHARE

Excluded from the computation of basic and diluted loss per share, were stock options outstanding for the purchase of 7,800,000 shares of common stock as of December 31, 2001 and 300,000 shares of common stock at December 31, 2000 respectively, because the representative share increments would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the performance of the Company's proposed HIV vaccine which still needs to establish safety and efficacy in human trials. The proposed HIV vaccine is the company's only product and the effectiveness of the proposed vaccine is unknown. The commercialization of the product is dependent on the safety and effectiveness of the proposed vaccine and will require regulatory approval before any commercialization can occur. This process could take up to 5 years. The Company is not likely to achieve any earnings until commercialization takes place. These risk factors, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

         In October 2001, the Company made an application to the Medical Control Agency in The United Kingdom for an exemption to commence a phase I/II trial in the United Kingdom. The Company is in the process of providing the agency with additional data and reports requested subsequent to the application and expects to re-submit a new application by May 2002.

         Trials in both Russia and Africa will be monitored and evaluated at our laboratory located in Birmingham, UK. We also plan to make use of independent laboratories to substantiate our studies.

         To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of December 31,2001, we had a deficit of $5,687,784.

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

         The Company does not currently have the financing required to preceed with human trials, and is currently seeking financing of $5 million through an equity line or private placement. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However, the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements. If the company is not able to obtain the equity or any other source of financing, we will have to cease all operations.

         Subsequent to December 31, 2001, the Company has repurchased all of the outstanding Preferred Series B shares and warrants issued to Bromely Holdings Inc in August. 2001.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000.


EXPENDITURE

Research and developement costs for the three months ended December 31, 2001 decreased by $8,539 from $87,997 for the three months ended December 31, 2000 to $79,438 for the three months ended December 31, 2000. The decrease in expenditure was due to a reduction in expenditure in order to conserve cash. Administrative expenditure increased by $16,215 from $38,588 for the quarter ended December 31, 2000 to $54,803. The increase was primalily due to an increase in legal and audit fees associated with the Company's SEC filings.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit. Interest income decreased by $14 from $327 for the three months ended December 31, 2000 to $311 for the three months ended December 31, 2001.


NET LOSS

Net loss for the three months ended December 31, 2001 was $133,928 compared to a loss of $124,556 the three months ended December 31, 2000. The decrease in the net loss was due to a slight reduction in research costs offset by higher legal and audit costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and a notes receivable were $19,554 at December 31, 2001. Operations for the three months have been financed through a loan from Intracell Vaccines Limited and through the utilization of $21,873 in cash on hand.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The company has not issued or redeemed any securities during the three months ended December 31, 2001. Subsequent to this reorting period, the company re-purchase the Preferred series "B" stock and warrants issued to Bromely Holdings Inc in August 2001 in January 2002.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: Exhibits required to be attached to Item 601 of Regulation S-B are listed in the Index to Exhibits in this Form 10-QSB, and are incorporated herein to this reference.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

Exhibits            Description
--------            -----------
3.1                 Articles of Incorporation (1)

3.2                 Amended Articles of Incorporation (2)

3.3                 By-laws (1)

3.4 Certificate of Amendment to Certificate of Incorporation, dated as of May 15, 2001 (2)

10.1                License Agreement (3)

10.2                Consulting Agreement (3)


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

                                   HIV-VAC Inc.
                                   (Registrant)


Dated: January 31, 2001            By:  /s/  Kevin W. Murray
                                       ---------------------------------
                                             Kevin W. Murray
                                             Vice President
                                             Finance & Administration
                                             (Principal Finance Officer)