Form 10QSB
period 2002-03-31
HIV VAC INC
filed 2002-05-15
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
       QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                             REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

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

There are 3,620,413 shares of common stock outstanding, and 10,000 shares of preferred series "A" oustanding as of March 31, 2002.

                                   HIV-VAC Inc

                                   Form 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                            PAGE
Item 1.    Financial Statements:
           Condensed Balance Sheets.........................................  2
           Condensed Statements of Operations...............................  3
           Condensed Statements of Cash Flows...............................  4
           Notes to Condensed Financial Statements..........................  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations:
           Overview.........................................................  7
           Results of Operations............................................  9
           Liquidity and Capital Resources.................................. 10


PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds........................ 11
Item 6.    Exhibits and Reports on Form 8-K................................. 11
           Signature........................................................ 12


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                                                          September 30,
                                                                       March 31, 2002          2001
                                                                       --------------    --------------
                                                                         (unaudited)
Current Assets
   Cash and equivalents                                                $        8,064    $       41,427
   Prepaid expenses                                                            54,191              --
   Note receivable                                                               --                --
                                                                       --------------    --------------
     Total current assets                                                      62,255            41,427
                                                                       --------------    --------------

Furniture and equipment, net                                                   30,500            35,034
                                                                       --------------    --------------

Other Assets
   Intangible assets, net                                                     173,088           186,519
                                                                       --------------    --------------

Total assets                                                           $      265,843    $      262,980
                                                                       ==============    ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Notes payable                                                       $      140,000    $      140,000
   Accrued liabilities:
     Related parties                                                          709,655           521,514
     Accounts payable                                                         126,592            39,838
                                                                       --------------    --------------
     Total Current Liabilities                                                976,247           701,352
                                                                       --------------    --------------

Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value; 10,000,000 shares
     authorized;
   Series A, non-preferential; 10,000 shares issued and outstanding               100               100
   Series B, convertible, non-preferential; 1,000,000 shares issued
     and outstanding                                                           10,000            10,000
   Common stock, $0.001 par value; 500,000,000 shares authorized;
   3,620,413 and 3,470,413 shares issued & outstanding, respectively            3,620             3,470
   Additional paid in capital                                               5,153,238         5,110,888
   Deficit accumulated during the development stage                        (5,857,261)       (5,553,853)
   Treasury stock, at cost;
     Common stock, 101,600 and 101,600 shares, respectively                    (1,767)           (1,767)
     Preferred stock, 1,000,000 and -0- shares respectively                   (10,000)             --
   Accumulated other comprehensive loss                                        (8,334)           (7,210)
                                                                       --------------    --------------
     Total stockholders' equity (deficit)                                    (710,404)         (438,372)
                                                                       --------------    --------------

     Total liabilities and stockholders' equity (deficit)              $      265,843    $      262,980
                                                                       ==============    ==============



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                   Period from
                                                   January 10,
                                                       1997
                                                   (Inception)    For the Three Months Ended     For the Six Months Ended
                                                        to        --------------------------    --------------------------
                                                    March 31,      March 31,      March 31,      March 31,      March 31,
                                                       2002           2002           2001           2002           2001
                                                   -----------    -----------    -----------    -----------    -----------
Expenses
   Research, general and administrative            $ 5,057,666    $   160,541    $   113,323    $   285,799    $   220,800
   Depreciation and amortization                        87,056          8,982          6,274         17,965         12,502
   Loss from disposal of assets                         30,195           --             --             --             --
                                                   -----------    -----------    -----------    -----------    -----------
                                                     5,174,917        169,523        119,597        303,764        233,302
                                                   -----------    -----------    -----------    -----------    -----------

     Loss from operations                           (5,174,917)      (169,523)      (119,597)      (303,764)      (233,302)
                                                   -----------    -----------    -----------    -----------    -----------

Other Income (Expense)
   Other expenses                                     (243,934)          --             --             --             --
   Interest income                                       3,771             43            340            356            667
                                                   -----------    -----------    -----------    -----------    -----------
     Total other income (expense)                     (240,163)            43            340            356            667
                                                   -----------    -----------    -----------    -----------    -----------

     Loss from continuing operations                (5,415,080)      (169,480)      (119,257)      (303,408)      (232,635)


Loss from discontinued operations                     (432,181)          --             --             --             --
                                                   -----------    -----------    -----------    -----------    -----------

       Net loss                                    $(5,847,261)   $  (169,480)   $  (119,257)   $  (303,408)   $  (232,635)
                                                   ===========    ===========    ===========    ===========    ===========


Loss per weighted-average share of common
   stock outstanding - basic and diluted                          $     (0.05)   $     (0.26)   $     (0.09)   $     (0.50)
                                                                  ===========    ===========    ===========    ===========

Weighted average number of common shares
   outstanding during period - basic and diluted                    3,488,746        464,156      3,488,746        464,156
                                                                  ===========    ===========    ===========    ===========




                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001 AND FOR THE PERIOD FROM
           JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)


                                                       Period from
                                                       January 10,
                                                           1997
                                                       (Inception)     For the Six Months Ended
                                                            to        --------------------------
                                                        March 31,      March 31,      March 31,
                                                           2002           2002           2001
                                                       -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                             $(5,847,261)   $  (303,408)   $  (232,635)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                          87,056         17,965         12,502
     Officers' compensation capitalized                    100,000         20,000           --
     Other expenses relating to Nouveaux acquisition       243,934           --             --
     Issuance of stock for services                      1,392,500         22,500           --
     Issuance of stock for licensing fees                  635,500           --             --
     Issuance of stock for patent fees                   1,500,000           --             --
     (Loss) gain from foreign currency translation          (8,334)        (1,124)         1,683
     Increase in prepaid expenses                          (54,191)       (54,191)          --
     Decrease (increase) in note receivable                   --             --            3,552
     (Decrease) in notes payable                              --             --             --
     Increase in accrued liabilities                       822,771        274,895        147,801
                                                       -----------    -----------    -----------
Net Cash Used in Operating Activities                   (1,128,025)       (23,363)       (67,097)
                                                       -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                               (85,000)          --             --
   Purchase of furniture and equipment                     (48,416)          --             (919)
   Purchase of treasury stock                              (11,767)       (10,000)          --
   Cash acquired in acquisition                            120,272           --             --
                                                       -----------    -----------    -----------
Net Cash Used in Investing Activities                      (24,911)       (10,000)          (919)
                                                       -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B          10,000           --             --
   Proceeds from issuance of common stock                  669,164           --             --
   Proceeds from notes payable                             140,000           --             --
   Payment of stockholder's loan                              (272)          --             --
   Proceeds from additional paid in capital                342,108           --             --
                                                       -----------    -----------    -----------
Net Cash Provided by Financing Activities                1,161,000           --             --
                                                       -----------    -----------    -----------

Net increase (decrease) in cash                              8,064        (33,363)       (68,016)
Cash and equivalents at beginning of period                   --           41,427        151,210
                                                       -----------    -----------    -----------
Cash and equivalents at end of period                  $     8,064    $     8,064    $    83,194
                                                       ===========    ===========    ===========




                                  HIV-VAC, INC.
                          (A Development Stage Company)
                    CONDENSED STATEMENTS OF CASH FLOWS (Cont)
    FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001 AND FOR THE PERIOD FROM
           JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

                                                       Period from
                                                       January 10,
                                                           1997
                                                       (Inception)     For the Six Months Ended
                                                            to        --------------------------
                                                        March 31,      March 31,      March 31,
                                                           2002           2002           2001
                                                       -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                            $      --      $      --      $      --
                                                       ===========    ===========    ===========
   Income taxes                                        $      --      $      --      $      --
                                                       ===========    ===========    ===========
Non Cash Transactions:
   Capitalized officers' compensation                  $   100,000    $    20,000    $      --
                                                       ===========    ===========    ===========
   Issuance of common shares for Nouveaux merger       $   106,525    $      --      $      --
                                                       ===========    ===========    ===========
   Issuance of common shares for license               $   735,500    $      --      $      --
                                                       ===========    ===========    ===========
   Issuance of common shares for patent fees           $ 1,500,000    $      --      $      --
                                                       ===========    ===========    ===========
   Issuance of common shares for LifePlan merger       $    50,000    $      --      $      --
                                                       ===========    ===========    ===========
   Issuance of common shares for services              $ 1,392,500    $    22,500    $      --
                                                       ===========    ===========    ===========
   Preferred B stock dividend                          $    10,000    $      --      $      --
                                                       ===========    ===========    ===========
   Forgiveness of stockholder debt                     $     7,227    $      --      $      --
                                                       ===========    ===========    ===========



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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


The Company's condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2001.


Going Concern:
-------------
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended September 30, 2001 and 2000, the Company experienced net losses of $2,026,846 and $2,628,432, respectively.


The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product, and attaining profitable operations.


Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company.


The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.


NOTE 2 - EQUITY TRANSACTION

On March 21, 2002 the Company issued 150,000 shares of common stock to an unrelated third party for financial consulting services provided to the Company.


NOTE 3 - LOSS PER SHARE

Excluded from the computation of basic and diluted loss per share, were stock options outstanding for the purchase of 7,800,000 and 300,000 shares of common stock as of March 31, 2002 and 2001, respectively, because the effect would be antidilutive.


NOTE 4 - SUBSEQUENT EVENTS

In April 2002 the Company issued 200,000 shares of its common stock to two individuals who perform clinical research for the Company. The stock was valued at the last publicly traded price of $0.16 per share.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS
          -------------

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the performance of the Company's proposed HIV vaccine, which still needs to establish safety and efficacy in human trials. The proposed HIV vaccine is the company's only product and the effectiveness of the proposed vaccine is unknown. The commercialization of the product is dependent on the safety and effectiveness of the proposed vaccine and will require regulatory approval before any commercialization can occur. This process could take up to 5 years. The Company is not likely to achieve any earnings until commercialization takes place. These risks, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

OVERVIEW

         Our proposed vaccine was developed by Dr. Gordon Skinner, through The University of Birmingham, UK. It has completed toxicity trials at The Federal Russia AIDS Center. Non-human primate testing, which will allow first-stage efficacy testing of the vaccine, will start immediately funds are available. Human testing is expected to start in Russia as soon as regulatory approval for a human Phase I/II trial is approved. It is hoped that this will occur within the next six months.

         The Company is also in discussions with the Ministry of Health of The Government of Zambia to initiate a human trial in Zambia using the local HIV strain. Human trials in Zambia would commence after a satisfactory pre-clinical trial, which will evaluate toxicity and immunogenicity of the vaccine made from the local strain. It is estimated that pre-clinical trial in Zambia will take approximately six months to complete. The Company intends to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor both the Russian and Zambian trials. Trials in Africa and Russia are subject to raising satisfactory financing.

         In October 2001, the Company made an application to the Medicines Control Agency in The United Kingdom for an exemption to commence a Phase I/II trial in the United Kingdom. The Company is in the process of providing the agency with additional data and reports requested subsequent to the application and expects to re-submit a new application in the next few weeks.

         Trials in both Russia and Africa will be monitored and evaluated at our laboratory located in Birmingham, UK. We also plan to make use of independent laboratories to substantiate our studies.

         To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of March 31,2002, we had a deficit of $5,857,261.

         We expect, subject to funding, to purchase approximately $500,000 in equipment in the next two years to be used for research and expanding testing laboratories. In addition, we expect to hire an additional ten employees for both research and administrative support.

         We anticipate incurring substantial losses over at least the next five years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

         We estimate that it requires $5 million over the next 24 months in order to commence human trials. Future capital requirements depend on several factors, including the progress of our laboratory and Phase I/II clinical trials, the progress of internal research and development projects, the need for manufacture facilities, the purchase of additional capital equipment; and the availability of government research grants.

         The Company does not currently have the financing required to proceed with human trials, and is actively seeking financing either through a private placement of the Company's stock or through an equity line of credit. In addition, we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However, the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements. If the company is not able to obtain the equity line or any other source of financing, we will have to cease all operations.

         In April, 2002 the Company repurchased all of the outstanding Preferred Series B shares and warrants previously issued to Bromley Holdings Inc in August. 2001.

         We are in arrears with the payment of license fees due under our license agreement with The University of Birmingham, UK. Under the license agreement, we were required to pay a minimum license fee of approximately $72,500 on January 1, 2002. The University of Birmingham could terminate our license agreement if we fail to pay the license fees after the university has given sixty days notice of our breach of payment. We have not received any notice as of the 12 May 2002.

RESULTS OF OPERATIONS


SIX MONTHS ENDED MARCH, 31 2002 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2001

EXPENDITURE

Research and administrative expenses for the six months ended March 31, 2002 increased by $ 12,299 from $156,358 for the six months ended March 2001 to $168,657 for the six months ended March 31, 2002. The increase in expenditure was mainly due to an increase in consulting fees. Administration expenditure increased by $58,163 from $76,944 for the six months ended March 31, 2001 to $135,107 for the six months ended March 31, 2002. The increase in expenditure was mainly due to an increase in legal and audit fees of $24,625 which are attributable to the company's filings, first time royalty fees of $18,063 and consulting fees of $22,500 paid in relation to the company's financing activities.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income reduced by $311 from $667 for the six months ended March 31, 2001 to $356 for the six months ended March 31, 2002.

NET LOSS

Net loss for the six months ended March 31, 2001 was $303,408 compared to a loss of $232,635 for the six months ended March 31, 2000. The increase in net loss was due to an increase in research expenditure of $12,299 and an increase in administration and overhead costs of $58,163 as well as a reduction in interest income of $311.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001


EXPENDITURE

Research and development costs for the three months ended March 31, 2002 increased by $12,713 from $76,498 for the three months ended March 31, 2001 to $89,211 for the three months ended March 31, 2002. The increase in research expenditure was mainly due to a increase in consulting fees. Administration expenditure increased by $37,213 from $43,099 for the quarter ended March 31, 2001 to $ 80,312 for the quarter ended March 31, 2002. The increase in administration costs was due to an increase in audit and accounting fees of $8,750, first time license fees of $18,067 and consulting fees of $22,500 incurred in relation to financing of the company.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit. Interest income decreased by $297 from $340 for the three months ended March 2001 to $43 for the three months ended March 2002.

NET LOSS

Net loss for the three months ended March 31, 2002 was $169,480 compared to a loss of $106,396 the three months ended March 31, 2001.. The increase in the net loss was due to an increase in research costs of $12,713, an increase in administration costs of $37,213 and a reduction in interest income amounting to $297.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8,064 at March 31, 2002. Operations for the six months have been financed through a loan from Intracell Vaccines Limited and through the utilization of $33,363 in cash on hand.

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

If the company is unable to attract the necessary financing it requires, then it will have to cease operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2002, the company redeemed all of the Series B preferred stock and warrants previously issued to Bromley Holdings

In March, 2002, the company issued 150,000 common shares for financial consulting services provided to the company.

Subsequent to March 31, 2002, the company issued 200,0000 common shares to research consultants of the company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits: Exhibits required to be attached be Item 601 of Regulation S-B are listed in the Index to Exhibits in this Form 10-QSB, and are incorporated herein be this reference.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

        Exhibits      Description
        --------      -----------

         3.1          Articles of Incorporation(1)
         3.2          Amended Articles of Incorporation(2)
         3.3          By-laws(1)
         3.4 Certificate of Ammendment to Certificate of Incorporation, dated as of May 15, 2001(2)
         10.1         License Agreement(3)
         10.2         Consulting Agreement(3)

(1)  Included and Filed in Form 10-QSB filed May 16, 2000.
(2)  Included and Filed in Form 10-QSB filed August 14, 2001.
(3) Included and Filed in the Registration Statement on Form SB-2 filed August 22, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May, 2002.

                                  HIV-VAC Inc.


        Dated: May 12, 2002               By:  /s/  Kevin W Murray
                                               ---------------------------------
                                                    Kevin W Murray
                                                    Vice President
                                                    Finance & Administration
                                                    (Principal Finance Officer)