Form 10QSB
period 2002-06-30
HIV VAC INC
filed 2002-08-14
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
         QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                           ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

There are 4,120,413 shares of common stock outstanding, and 10,000 shares of preferred series "A" oustanding as of June 30, 2002.

                                   HIV-VAC Inc

                                   Form 10-QSB

                  FOR THE QUARTER ENDED DECEMBER JUNE 30, 2002

                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                           PAGE
Item 1.     Financial Statements:
            Condensed Balance Sheets.......................................   1
            Condensed Statements of Operations.............................   2
            Condensed Statements of Cash Flows.............................   3
            Notes to Condensed Financial Statements........................   5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations:
            Overview.......................................................   6
            Results of Operations..........................................   8
            Liquidity and Capital Resources................................   9


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds......................  10
Item 6.     Exhibits and Reports on Form 8-K...............................  10
            Signature......................................................  11


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS




                                     ASSETS

                                                                                         September 30,
                                                                        June 30, 2002        2001
                                                                        -------------    -------------
                                                                         (unaudited)
Current Assets
   Cash and equivalents                                                 $         977    $      41,427
   Prepaid expenses                                                            36,123             --
   Prepaid Officers and Directors Salaries                                     45,000
                                                                        -------------    -------------
   Note receivable                                                               --               --
                                                                        -------------    -------------
     Total current assets                                                      82,100           41,427
                                                                        -------------    -------------

Furniture and equipment, net                                                   28,233           35,034
                                                                        -------------    -------------

Other Assets
   Intangible assets, net                                                     166,373          186,519
                                                                        -------------    -------------

Total assets                                                            $     276,706    $     262,980
                                                                        =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Notes payable                                                      $     140,000    $     140,000
     Accrued liabilities:
       Related parties                                                        782,156          521,514
       Accounts payable                                                       132,042           39,838
                                                                        -------------    -------------
       Total Current Liabilities                                            1,054,198          701,352
                                                                        -------------    -------------

Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value; 10,000,000 shares
    authorized;
     Series A, non-preferential; 10,000 shares issued and outstanding             100              100
     Series B, convertible, non-preferential; 1,000,000 shares issued
         and outstanding                                                       10,000           10,000
   Common stock, $0.001 par value; 500,000,000 shares authorized;
   4,120,413 and 3,470,413 shares issued & outstanding, respectively            4,120            3,470
   Additional paid in capital                                               5,244,738        5,110,888
   Deficit accumulated during the development stage                        (6,016,364)      (5,553,853)
   Treasury stock, at cost;
     Common stock, 101,600 and 101,600 shares, respectively                    (1,767)          (1,767)
     Preferred stock, 1,000,000 and -0- shares respectively                   (10,000)            --
   Accumulated other comprehensive loss                                        (8,319)          (7,210)
                                                                        -------------    -------------
     Total stockholders' equity (deficit)                                    (777,492)        (438,372)
                                                                        -------------    -------------

     Total liabilities and stockholders' equity (deficit)               $     276,706    $     262,980
                                                                        =============    =============



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS



                                                   Period from     For the Three Months Ended     For the Nine Months Ended
                                                January 10, 1997   --------------------------    --------------------------
                                                 (Inception) to      June 30,       June 30,       June 30,       June 30,
                                                  June 30, 2002        2002           2001           2002           2001
                                                ----------------   -----------    -----------    -----------    -----------
Expenses
   Research                                        $ 1,220,149     $   106,346    $   107,530    $   265,004    $   279,389
   Administrative Expenses                           3,987,643          43,779         32,553        170,921         81,495
   Depreciation and amortization                        96,039           8,983          6,275         26,948         18,777
   Loss from disposal of assets                         30,195            --             --             --             --
                                                   -----------     -----------    -----------    -----------    -----------
                                                     5,334,026         159,108        146,358        462,873        379,661
                                                   -----------     -----------    -----------    -----------    -----------

     Loss from operations                           (5,334,026)       (159,108)      (146,358)      (462,873)      (379,661)
                                                   -----------     -----------    -----------    -----------    -----------

Other Income (Expense)
   Other expenses                                     (243,934)           --             --             --             --
   Interest income                                       3,777               6            331            362            998
                                                   -----------     -----------    -----------    -----------    -----------
     Total other income (expense)                     (240,157)              6            331            362            998
                                                   -----------     -----------    -----------    -----------    -----------

     Loss from continuing operations                (5,574,183)       (159,102)      (146,027)      (462,511)      (378,663)

Loss from discontinued operations                     (432,181)           --             --             --             --
                                                   -----------     -----------    -----------    -----------    -----------

       Net loss                                    $(6,006,364)    $  (159,102)   $  (146,027)   $  (462,511)   $  (378,663)
                                                   ===========     ===========    ===========    ===========    ===========


Loss per weighted-average share of common
   stock outstanding - basic and diluted                           $     (0.04)   $     (0.31)   $     (0.12)   $     (0.82)
                                                                   ===========    ===========    ===========    ===========

Weighted average number of common shares
   outstanding during period - basic and diluted                     3,914,857        464,156      3,625,228        464,156
                                                                   ===========    ===========    ===========    ===========



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD FROM
            JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)




                                                         Period from
                                                         January 10,    For the Nine Months Ended
                                                            1997        --------------------------
                                                       (Inception) to     June 30,       June 30,
                                                        June 30, 2002       2002           2001
                                                       --------------   -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                              $(6,006,364)    $  (462,511)   $  (378,663)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                           96,039          26,948         18,777
     Officers' compensation capitalized                     100,000            --             --
     Other expenses relating to Nouveaux acquisition        243,934          20,000           --
     Issuance of stock for services                       1,424,500          54,500         20,000
     Issuance of stock for officers compensation             15,000          15,000           --
     Issuance of stock for licensing fees                   635,500            --             --
     Issuance of stock for patent fees                    1,500,000            --             --
     (Loss) gain from foreign currency translation           (8,319)         (1,109)         1,683
     Increase in prepaid expenses                           (36,123)        (36,123)          --
     Decrease (increase) in note receivable                    --              --            3,552
     Increase in accrued liabilities                        900,721         352,845        218,022
                                                        -----------     -----------    -----------
Net Cash Used in Operating Activities                    (1,135,112)        (30,450)      (116,629)
                                                        -----------     -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                                (85,000)           --             --
   Purchase of furniture and equipment                      (48,416)           --             (921)
   Purchase of treasury stock                               (11,767)        (10,000)          --
   Cash acquired in acquisition                             120,272            --             --
                                                        -----------     -----------    -----------
Net Cash Used in Investing Activities                       (24,911)        (10,000)          (921)
                                                        -----------     -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B           10,000            --             --
   Proceeds from issuance of common stock                   669,164            --             --
   Proceeds from notes payable                              140,000            --           25,000
   Payment of stockholder's loan                               (272)           --             --
   Proceeds from additional paid in capital                 342,108            --             --
                                                        -----------     -----------    -----------
Net Cash Provided by Financing Activities                 1,161,000            --           25,000
                                                        -----------     -----------    -----------


Net increase (decrease) in cash                                 977         (40,450)       (92,550)
Cash and equivalents at beginning of period                    --            41,427        151,210
                                                        -----------     -----------    -----------
Cash and equivalents at end of period                   $       977     $       977    $    58,660
                                                        ===========     ===========    ===========



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                    CONDENSED STATEMENTS OF CASH FLOWS (Cont)
     FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD FROM
            JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)






                                                           Period from
                                                           January 10,       For the Nine Months Ended
                                                              1997        -------------------------------
                                                         (Inception) to      June 30,         June 30,
                                                          June 30, 2002        2002             2001
                                                         --------------   --------------   --------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

   Interest                                              $         --     $         --     $         --
                                                         ==============   ==============   ==============
   Income taxes                                          $         --     $         --     $         --
                                                         ==============   ==============   ==============
Non Cash Transactions:

   Capitalized officers' compensation                    $      100,000   $       20,000   $         --
                                                         ==============   ==============   ==============
   Issuance of common shares for Nouveaux merger         $      106,525   $         --     $         --
                                                         ==============   ==============   ==============
   Issuance of common shares for license                 $      735,500   $         --     $         --
                                                         ==============   ==============   ==============
   Issuance of common shares for patent fees             $    1,500,000   $         --     $         --
                                                         ==============   ==============   ==============
   Issuance of common shares for LifePlan merger         $       50,000   $         --     $         --
                                                         ==============   ==============   ==============
   Issuance of common shares for services                $    1,424,500   $       54,500   $       20,000
                                                         ==============   ==============   ==============
   Issuance of common shares for compensation to
     Directors & Officers                                $       60,000   $       60,000   $         --
                                                         ==============   ==============   ==============
   Preferred B stock dividend                            $       10,000   $         --     $         --
                                                         ==============   ==============   ==============
   Forgiveness of stockholder debt                       $        7,227   $         --     $         --
                                                         ==============   ==============   ==============



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

NOTE 2 - EQUITY TRANSACTIONS

On March 21, 2002 the Company issued 150,000 shares of common stock to an unrelated third party for financial consulting services provided to the Company. The services were valued at $22,500 or $0.15 per share.

On April 15, 2002 the Company issued 200,000 shares of common stock for research consulting services provided to the Company. The services were valued at $32,000 or $0.16 per share.

On May 25, 2002 the Company issued 300,000 common shares to Directors and Officers for services to be provided to the company over the next year. The company valued these shares at $0.20 per share or $20,000 total which reflected market value at date of issue.

NOTE 3 - LOSS PER SHARE

Excluded from the computation of basic and diluted loss per share, were stock options outstanding for the purchase of 7,800,000 and 300,000 shares of common stock as of June 30, 2002 and 2001, respectively, because the effect would be antidilutive.

NOTE 4 - SUBSEQUENT  EVENTS

On July 29, 2002, the Company issued 300,000 preferred Series B shares and 3,000,000 warrants for the total consideration of $15,000. Each share of Series B preferred stock is convertible into ten (10) shares of the Company's common stock at a price per share equal to the greater of: (a) a 35% discount from the closing bid price on the date of the issuance of the Series B preferred stock, or (ii) a 35% discount from the average of the three closing bid prices during the three (3) trading days immediately prior to the conversion; provided, however, that in no event shall the conversion price be less than $0.50 per share. The warrants are convertible at a price of $1.50 and expire in 2 years.

On July 29, 2002, the Company issued 300,000 preferred Series B stock and warrants to purchase 3,000,000 common shares for a total consideration of $15,000.

On August 3, 2002 the Company issued 100,000 common shares to an officer of the Company for cash of $20,000 On August 7, 2002, the Company converted $500,000 of debt held by Intracell Vaccines Ltd. ("Intracell") into common stock through the issue of 2,272,727 common shares at an issue price of 22 cents. Intracell is the company's majority stockholder.

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
                 RESULTS OF OPERATIONS
                 ---------------------

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

OVERVIEW

         Our proposed vaccine was developed by Dr. Gordon Skinner, through The University of Birmingham, UK.

         We  have  recently   completed   pre-clinical   trials  in  Russia,  in
conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia and we intend to institute further investigations of the immunogenicity and safety of the vaccine in non-human primates and consequent on the results of these investigations proceed to Phase I trials of the vaccine in human subjects in Moscow, Russia. We expect the regulatory approval process to take up to six months to complete.


         The Company is also in discussions with the Medical Control Agency in The United Kingdom for a clinical trial exemption (CTX) to commence a phase I/II trial in the United Kingdom. The Company plans to apply for a Clinical Trial exemption using the Clade B subtype of the virus as soon as our proposed vaccine using the local Clade B subtype is made available. The vaccine manufacture will be contracted out and the Company is currently evaluating various different manufacturers in Russia, the UK and the USA.

         The Company is also hoping to initiate a phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type. These trials will be carried out in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. It is estimated that these pre-clinical trials will take approximately twelve months to complete. The Company intends to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

         Trials in Russia, the UK and Africa will be monitored and evaluated at our laboratory located in Birmingham, UK. We also plan to make use of independent laboratories to substantiate our studies.

         All trials are subject to the Company raising the necessary finance.

         To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2002, we had a deficit of $6,016,364.

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

         We estimate that it requires $8 million over the next 24 months in order to commence human trials. Future capital requirements depend on several factors, including the progress of our laboratory and I/II clinical trials, the progress of internal research and development projects, the need for manufacture facilities, the purchase of additional capital equipment; and the availability of government research grants.

         The Company does not currently have the financing required to proceed with human trials, and is actively seeking financing either through a private placement of the Company's stock, the conversion of the Preferred series B stock and the exercise of warrants or through an equity line of credit. In addition, we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However, the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements. If the company is not able to obtain the equity line or any other source of financing, we will have to cease all operations.

         We are in arrears with the payment of license fees due under our license agreement with The University of Birmingham, UK. Under the license agreement, we were required to pay a minimum license fee of approximately $72,500 on January 1, 2002. The University of Birmingham could terminate our license agreement if we fail to pay the license fees after the university has given sixty days notice of our breach of payment. We have not received any notice as of the August 12, 2002.

RESULTS OF OPERATIONS


NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE NINE MONTHS ENDED JUNE 30 2001

EXPENDITURE

Research expenses for the nine months ended June 30, 2002 decreased by $14,385 from $279,389 for the nine months ended June 2001 to $265,004 for the nine months ended June 30, 2002. The decrease was mainly due to an decrease in consulting fees. Administrative expenditures increased by $89,426 from $81,495 for the nine months ended June 30, 2001 to $170,921 for the nine months ended June 30, 2002. The increase was mainly due to an increase in legal and audit fees of $8,625, directors' and officers' fees of $25,000, as well as first time patent fees of $36,126.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income decreased by $636 from $998 for the nine months ended June 30, 2001 to $362 for the nine months ended June 30, 2002 due to reduction of cash on hand.

NET LOSS

Net loss for the nine months ended June 30 2002 was $462,511 compared to a loss of $378,663 for the nine months ended June 30, 2001. The increase in net loss was due mainly to an increase in administrative and overhead costs of $89,426.


THREE  MONTHS  ENDED  JUNE 30, 2002  COMPARED  TO  THE  THREE  MONTHS  ENDED
JUNE 30, 2001


EXPENDITURE

Research and expenses for the three months ended June 30, 2002 reduced by $1,184 from $107,530 for the three months ended June 30, 2001 to $106,346 for the three months ended June 30, 2002. The decrease was mainly due to a decrease in consulting fees. Administration expenditure increased by $11,226 from $32,553 for the quarter ended June 30, 2001 to $ 43,779 for the quarter ended June 30, 2002. The increase was mainly due to patent fees which were not payable in the quarter ended June 30, 2001.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit. Interest income decreased by $326 from $331 for the three months ended June 2001 to $6 for the three months ended June 2002.

NET LOSS

Net loss for the three months ended June 30, 2002 was $159,102 compared to a loss of $146,027 for the three months ended June 30, 2001. The increase in the net loss was due to an increase in administrative costs of $11,226 offset by a reduction in research costs of $1,184. Interest income decreased by $325.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $977 at June 31, 2002. Operations for the nine months have been financed through a loan from Intracell and through the utilization of $40,450 in cash on hand.

The Company does not have the liquidity or capital required to commence human trial testing of its vaccine and is exploring numerous alternatives to finance operations. These include the funding of the Company through the conversion of the Company's preferred stock, private placement agreements, possible joint venture proposals where the partner provides substantial funding to the project, or the granting of sub-licenses upon payment of upfront fees as well as the payment of on-going royalties on sales.

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

In  April,   2002,  the  company  issued  200,0000  common  shares  to  research consultants of the company .

In May 2002, the company issued 300,000 common shares to directors and officers of the company for services to be rendered as directors and officers over the next 12 months.

On July 29, 2002 the company issued 300,000 preferred series B shares and 3,000,000 warrants to purchase 3,000,000 common shares for a total cash consideration of $15,000. Each share of Series B preferred stock is convertible into ten (10) shares of the Company's common stock at a price per share equal to the greater of: (a) a 35% discount from the closing bid price on the date of the issuance of the Series B preferred stock, or (ii) a 35% discount from the average of the three closing bid prices during the three (3) trading days immediately prior to the conversion; provided, however, that in no event shall the conversion price be less than $0.50 per share. The warrants are convertible at a price of $1.50 and expire after 2 years.

On August 3, 2002 the Company issued 100,000 common shares to an officer of the Company for cash of $20,000

On August 7, 2002, the Company converted $500,000 of debt held by Intracell into common stock through the issuance of 2,272,727 common shares at an issue price of $0.22 per share.

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

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of August, 2002.

                                              HIV-VAC Inc.


Dated: August 12, 2002
                                              By:  /s/  Kevin W Murray
                                                 -------------------------------
                                                 Kevin W Murray
                                                 President