Form 10QSB/A
period 2002-06-30
HIV VAC INC
filed 2002-09-03
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
         QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                           ACT REPORTING REQUIREMENTS

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

         Exhibits          Description
         --------          -----------

         3.1               Articles of Incorporation(1)
         3.2               Amended Articles of Incorporation(2)
         3.3               By-laws(1)
         3.4               Certificate   of   Ammendment   to   Certificate   of
                           Incorporation, dated as of May 15, 2001(2)
         10.1              License Agreement(3)
         10.2              Consulting Agreement(3)
         99.1              Certification of Chief Executive Officer
         99.2              Certification of Chief Financial Officer

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