Form 10QSB/A
period 2000-03-31
HIV VAC INC
filed 2002-10-22
CIK 1082576

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

There are 35,311,272 shares of common stock outstanding and 10,000 shares of preferred stock outstanding as of May 12, 2000.

                                  HIV-VAC, Inc.

                                   Form 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                        PAGE
Item 1.        Financial Statements:
               Condensed Balance Sheets....................................    3
               Condensed Statements of Operations..........................    4
               Condensed Statements of Cash Flows..........................    5
               Statement of Stockholders Equity............................    7
               Notes to Condensed Financial Statements.....................    8

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations:
                Overview...................................................   13
                Results of Operations......................................   14
                Liquidity and Capital Resources............................   15


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings...........................................   15
Item 2.        Changes in Securities and Use of Proceeds...................   16
Item 3.        Defaults upon Senior Securities.............................   16
Item 4.        Submission of a Matter to a Vote of Security Holders........   16
Item 5         Other Information...........................................   16
Item 6.        Exhibits and Reports on Form 8-K............................   16

               Signature...................................................   16
               Certifications..............................................   17
               Exhibits....................................................   19


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                  HIV-VAC, INC
                            CONDENSED BALANCE SHEETS
                          (A Development Stage Company)
                                   (UNAUDITED)

                                     ASSETS
                                                               March 31,      September 30,
                                                                  2000             1999
                                                             -------------    -------------
                                                              (unaudited)

Current Assets
  Cash                                                       $     108,291           10,898
  Note receivable                                                   10,552             --
                                                             -------------    -------------
          Total Current Assets                                     118,843           10,898
                                                             -------------    -------------

Furniture and Equipment                                             28,269             --
                                                             -------------    -------------
Other Assets
  Patent rights                                                    226,812          177,292
                                                             -------------    -------------
          Total Assets                                       $     373,924    $     188,190
                                                             =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                              $     140,000           15,000
  Accrued liabilities
  Accounts Payable                                                  13,660            9,696
  Related Parties                                                  223,127          140,720
                                                             -------------    -------------
          Total Current Liabilities                                376,787          165,416
                                                             -------------    -------------
Stockholders' Equity
    Preferred stock, non-preferential, $0.01 par value;
    1,000,000 shares authorized;
    10,000 shares issued and outstanding                               100              100
    Common stock, $0.001 par value;
    50,000,000 shares authorized;
    35,311,272 shares issued and
    outstanding, respectively                                       35,311           35,211
Treasury Stock                                                      (1,767)          (1,767)
  Additional paid-in capital                                     1,074,933        1,017,805
  Accumulated deficit                                           (1,111,440)        (888,575)
                                                             -------------    -------------
                                                                    (2,863)         162,774

  Less: subscription receivable                                       --           (140,000)
                                                             -------------    -------------
    Total Stockholders' Equity                                      (2,863)          22,774
                                                             -------------    -------------
          Total Liabilities and Stockholders' Equity         $     373,924    $     188,190
                                                             =============    =============





    The accompanying notes are an integral part of the financial statements.


                    HIV-VAC Inc (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                        Three           Three
                                        months          months       Six months      Six months         Since
                                        ended           ended           ended           ended       Inception to
                                      March 31,       March 31,       March 31,       March 31,       March 31,
                                        2000            1999            2000            1999            2000
                                    ------------    ------------    ------------    ------------    ------------

Cost of Sales                       $       --              --      $       --      $       --              --
                                    ------------    ------------    ------------    ------------    ------------


          Gross Profit                      --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------

Expenses
General and administrative                19,971           5,000          53,859           5,000          94,639
Research & Development                    80,155            --           160,735            --           294,512
Depreciation & Amortization                5,169            --             9,023            --            16,731
Loss on Disposal of Persona                 --            30,195            --            30,195          30,195
                                    ------------    ------------    ------------    ------------    ------------
          Total Expenses                 105,295          35,195         223,617          35,195         436,077
                                    ------------    ------------    ------------    ------------    ------------

          Operating Loss                (105,295)        (35,195)       (223,617)        (35,195)       (436,077)
                                    ------------    ------------    ------------    ------------    ------------

Other Income (Expenses)
  Other Expenses                            --              --              --              --          (243,934)
  Interest income                            749            --               752            --               752
                                    ------------    ------------    ------------    ------------    ------------
 Total Other Income (Expense)                749            --               752            --          (243,182)

 Loss from continuing operations    $   (104,546)        (35,195)   $   (222,865)   $    (35,195)       (679,259)
                                    ------------    ------------    ------------    ------------    ------------

Loss from discontinued operations                                                                       (432,181)
                                                                                                    ============

 Loss from continuing operations    $   (104,546)        (35,195)   $   (222,865)   $    (35,195)     (1,111,440)
                                    ============    ============    ============    ============    ============


Net Loss Per Common Share           $     (0.003)         (0.011)   $     (0.006)   $     (0.006)
                                    ============    ============    ============    ============

Weighted Average                      35,235,716       3,081,299      35,223,359       6,047,817




    The accompanying notes are an integral part of the financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Since
                                                      Six months       Six months       Inception
                                                        ended            ended        (Jan 10, 1997)
                                                       March 31,        March 31,      To March 31,
                                                         2000             1999             2000
                                                    -------------    -------------    -------------
Cash flows from operating activities;
  Net loss                                          $    (222,865)   $     (35,195)      (1,111,440)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation expense                                    9,023             --             16,731
    Directors and Officers compensation                      --               --             15,000
    Expenses relating to Nouveaux acquisition                --               --            243,934
    Increase in notes receivable                          (10,552)            --            (10,552)
    Increase (Decrease) in accrued liabilites              86,371           (1,868)        (221,539)
                                                    -------------    -------------    -------------
             Net cash used by operating
                 Activities                              (138,023)         (37,063)        (624,788)
                                                    -------------    -------------    -------------

  Cash flow from from investing activities:
   Purchase of patent rights                                 --               --               --
   Cash from Acqusition                                       272             --                272
    Purchase of Patent Rights                                --               --            (85,000)
    Purchase of treasury stock                               --             (1,767)          (1,767)
   Purchase of furniture and equipment                    (29,584)            --            (29,584)
                                                    -------------    -------------    -------------

    Net cash used for investing
            Activities                                    (29,312)          (1,767)        (116,079)
                                                    -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                   --            240,000          247,222
    Issue of preferred stock                                 --               --                100
    Proceeds from notes payable                           125,000             --            140,000
    Payment of stockholders loan                             (272)            --               (272)
    Proceeds from subcription receivable                  140,000         (140,000)            --

    Proceeds from additional paid-in-capital                 --               --            342,108
                                                    -------------    -------------    -------------
       Net cash provided by
       Financing activities                               264,728          100,000          729,158
                                                    -------------    -------------    -------------

             Net increase/(decrease) in cash               97,393           61,170          (11,709)

Cash at beginning of period                         $      10,898    $      23,830          120,000
                                                    -------------    -------------    -------------

Cash at end of period                               $     108,291    $      85,000          108,291
                                                    =============    =============    =============





Supplemental disclosure of cash flow Information:
        Cash paid during the period for:
         Interest                                   $        --      $        --               --
                                                    =============    =============    =============
         Income taxes                               $        --      $        --               --
                                                    =============    =============    =============

  Non-cash transaction:
   Capitalized officers' compensation                        --               --             15,000
                                                    =============    =============    =============
   Issuance of common shares for Noveaux merger              --               --            106,525
                                                    =============    =============    =============
   Issuance of common shares for license                     --               --            100,000
                                                    =============    =============    =============
   Issuance of common shares for LifePlan merger           50,000             --             50,000
                                                    =============    =============    =============
   Forgiveness of stockholder debt                          7,227             --              7,227
                                                    =============    =============    =============












The accompanying notes are an integral part of the consolidated financial statement.



                                    HIV-VAC,
                       (A Development Stage Company) INC.
                         STATEMENT OF STOCKHOLDER EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2000
                                   (UNAUDITED)




                                              Preferred Series A               Common Stock
                                          --------------------------    --------------------------      Treasury
                                             Shares         Amount         Shares         Amount         Stock
                                          -----------    -----------    -----------    -----------    -----------
Balance - September 30, 1999                   10,000            100     35,211,272         35,211         (1,767)

Net loss                                         --             --             --             --             --

Subscription received

Shares issued - acquisition of LifePlan          --             --          100,000            100           --

Forgiveness of stockholder debt                  --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------
Balance - March 31, 2000                       10,000    $       100     35,311,272    $    35,311    $    (1,767)
                                          ===========    ===========    ===========    ===========    ===========









                                                                        Accumulated
                                           Additional                      Other                         Total
                                            Paid in      Subscription  Comprehensive   Accumulated   Stockholders'
                                            Capital       Receivable   Income (Loss)     Deficit        Equity
                                          -----------    -----------    -----------    -----------    -----------

Balance - September 30, 1999                1,017,806       (140,000)          --         (888,575)        22,774
                                                                                                      -----------
Net loss                                         --             --             --         (222,865)      (222,865)

Subscription received                            --          140,000           --             --          140,000

Shares issued - acquisition of LifePlan        49,900           --             --             --           50,000

Forgiveness of stockholder debt                 7,227           --             --             --            7,227
                                          -----------    -----------    -----------    -----------    -----------

Balance - March 31, 2000                  $ 1,074,933    $      --      $      --      $(1,111,440)   $    (2,863)
                                          ===========    ===========    ===========    ===========    ===========


                                  HIV-VAC, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: HIV-VAC, Inc. (the "Company"), formerly known as Personna Records, Inc. (Personna) was incorporated on January 10,1997 in the State of Nevada. Personna (originally known as Sonic Records, Inc.) was engaged in the production and distribution of musical records. In April 1998, Personna merged with Nouveaux Corporation whereby Personna became the surviving corporation.

In March 1999, the Company disposed of its music recording business and acquired from Intracell Vaccines Limited, an exclusive world wide license to research, develop and market a vaccine designed to combat the HIV virus.

The Company's headquarters is located in Ontario, Canada and the research facility is located in Birmingham, United Kingdom.

Development Stage Enterprise: HIV-VAC Inc reverted to a development stage enterprise when it disposed of its music recording assets (March 1999) and commenced the research and development of its HIV vaccine. The Company,s principal activities since March 1999 have included defining and conducting research programs, conducting animal clinical trials, raising capital and researching ways to enhance the company's intellectual property. The Company has not yet commenced human trials.

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the six months ended March 31, 2000 and the year ended September 30, 1999, the Company experienced a net loss of $222,865 and $212,460, respectively.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product, and attain profitable operations.

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


Fixed Assets: Fixed assets are stated at cost. Maintenance and repairs are expensed in the period incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related costs are removed from the accounts and any gain or loss is included in income. Depreciation is computed using the straight-line method over the estimated economic useful lives of 5 years for office equipment and 7 years for office furniture.

Intangible Assets: Intangible assets consist of licensing rights and Goodwill. The licensing rights are being amortized using the straight-line method over the remaining estimated economic useful life of 12 years commencing April 1999. The Goodwill is being ammortsed over 5 years.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  CONTINUED

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Cash and Cash Equivalents: For purposes of the cash flow statement, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for
Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended March 31, 2000 and 1999.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Net Loss Per Common Share: Basic and diluted net loss per common share for the period ended March 31, 2000, 1999 and cumulative to date is computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

Foreign Currency: The Company translates foreign currency transactions in accordance with the requirements of SFAS 52 "Foreign Currency Transaction". Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses.

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

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

Stock Issued For Services: Stock issued for services is valued at the fair market value for services received. Amounts are expensed over the period that the services are rendered.

NOTE 2 - FIXED ASSETS

Fixed Assets  consisted of the  following  at March 31, 2000 and  September  30,
1999.
                                                March 31,      September 30,
                                                   2000             1999
                                              -------------    -------------
  Furniture                                   $         936    $           -
  Equipment                                          28,648                -
                                              -------------    -------------
                                                     29,584                -
  Less accumulated depreciation                      (1,315)               -
                                              -------------    -------------
     Net                                      $      28,269    $           -
                                              =============    =============

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following at September 30, 1999 and March 31, 2000:

                                                March 31,      September 30,
                                                   2000             1999
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000
  Goodwill                                           57,228                -
                                              -------------    -------------
  Total                                             242,228          185,000
  Less accumulated amortization                     (15,416)          (7,708)
                                              -------------    -------------
     Net                                      $     226,812    $     177,292
                                              =============    =============

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 5,750,000 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIIV developed by The University of Birmingham, UK.

On April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its shareholders to maintain an equity position of 60% of the common shares of the Company until the company had raised $5 million. Specifically, when the Company issues stock to others, the anti-dilution clause requires the Company to issue additional stock to Intracell so that Intracell maintains its 60% interest in the Company.

As part of the March 15, 1999 issuance of 5,750,000 shares to Intracell, the Company agreed to make advance minimum royalty payments of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are for the duration of the patents.

The Company also issued stock options to the shareholders of Intracell to purchase a total of 30,000,000 shares of the Company's Common Stock, conditional on the outcome of three separate events (See Note 7(b)). The options have not been valued because they are subject to contingencies.


NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

          Common and preferred stocks were issued in the period for the six months ended March 31, 2000 as follows:

          On March 8, 2000, the Company issued 100,000 Common Stock to acquire LifePlan (See Note 6).

NOTE 6 - BUSINESS COMBINATIONS

     a)   On  March  8,  2000,  the  Company  merged  with  SCIENTIFIC  LIFEPLAN
          ("LIFEPLAN"), through the issuance of 100,000 Common Stock for an aggregate consideration of $50,000. LIFEPLAN was a fully compliant reporting non- operating company and was acquired by the Company for its reporting status. The Company accounted for the purchase of LIFEPLAN using the purchase method and recorded goodwill in the amount of $57,228. Goodwill is being amortised over a period of 5 years. Pro-forma statements have not been included since LIFEPLAN had no operations during the periods presented.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 1998, the Company entered into a lease agreement for office facility expiring on April 30, 2001. Rent expense for the years ended September 30, 1999, and 1998 was $30,657 and $12,565, respectively. The future minimum lease payments required under the lease is $26,000 for fiscal year 2000.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     b) Stock Options. On March 15, 1999, the Company entered into a stock option agreement in which the Company granted to Intracell options to purchase an aggregate of 30,000,000 shares under three separate conditional events. The Company authorized the exercise of the options as follows:

               1. The option to purchase 10,000,000 Common Stock at $0.001 per share when human trials of the HIV vaccine begin.

               2. The option to purchase 10,000,000 Common Stock at $0.001 per share should the Company commence United States Government Food and Drug Administration ("FDA") Phase 11 trials of its HIV vaccine.

               3. The option to purchase 10,000,000 Common Stock at $0.001 per share should the Company obtain FDA approval of its HIV vaccine.

          None of the contingencies had been met at March 31,2000. The options expire on April 1, 2004.


NOTE 8 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At September 30, 1999 net operating losses of approximately $800,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of approximately $140,000 and $ nil for the six months ended March 31, 2000, and 1999 respectively. As of March 31, 2000, the balance due to related party stockholders arising from the normal course of business is $223,127.

NOTE 10 - NOTES PAYABLE

At March 31, 2000 and 1999, the Company had unsecured notes of $140,000 and $15,000, respectively. The notes payable are interest free and become due only upon the Company raising $5 million.

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

The Company has failed to honor the financial funding commitments of $5 million made to Intracell Vaccines Limited. Prior funding commitments made by investors have not materialized and the lack of funding has had a material effect on the company's ability to proceed with research. The company is currently relying on Intracell Vaccines Ltd for financial support

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2000, we had a deficit accumulated during the development stage of $1,111,440

We anticipate incurring substantial losses over at least the next three years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1999

EXPENDITURE

Administration and General costs increased by $48,859 from $5,000 for the six months ended March 31, 1999 to $53,859 for the six months ended March 31, 2000. The increase in administration expenditure was due to the change in operations of the Company from a music production company to a vaccine development company. Research and developement expenses for the six months ended March 31, 2000 amounted to $160,735 compared to no research expenditure for the six months ebded March 31, 1999. The increase is due to a change in the Company's operations from a record producer to vaccine development. Amortisation and depreciation for patents and equipment for the six months ended March 31, 2000 amounted to $9,023 compared to no expense for the six months ended March 31, 1999. During the six months ended March 31, 2000, the company also separately expensed $30,195 in the disposal of Persona Records assets.

OTHER INCOME

Other income consisting of interest income of $752 derived from a note payable. The Company received no income for the comparable period ended March 31, 1999.

NET LOSS

Net loss for the six months ended March 31, 2000 was $222,865 compared to a loss of $35,195 for the six months ended March 31, 1999. The increase in net loss was due to the change in operations from a producer of music productions to vaccine development.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

EXPENDITURE

General and Administration expenses increased by $14,971 from $5,000 for the three months ended March 1999 to $19,971 for the three months ended March 31, 2000. The increase in expenditure was due to the change in operations of the company from a music production company to a vaccine development company. Research and administrative expenses for the three months ended March 31, 2000 amounted to $80,155 compared to no expense for the three months ended March 31, 1999. During the three months ended March 31, 2000, the company also separately expensed $30,195 in the disposal of Persona Records assets

OTHER INCOME

Other income consisting of interest income of $749 derived from a note payable. The Company received no income for the comparable period ended March 31, 1999.

NET LOSS

Net loss for the three months ended March 31, 2000 was $104,546 compared to a loss of $35,195 for the three months ended March 31, 1999. The increase in net loss was due to the change in operations from a producer of music productions to vaccine development.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $118,843 at March 31, 2000. We have financed our operations since inception through capital provided through a note of $140,000, a loan from Intracell Vaccines Ltd. and through the private sale of our common stock. Intracell Vaccines has no obligation to provide future funding to the Company. The Company did not issue any stock for cash during the quarter ended March 31, 2000. The Company issued 100,000 common shares under an agreement of merger with the shareholder of Lifeplan dated 8 March 2000.

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

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

99.1 CERTIFICATION OF KEVIN MURRAY PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2 CERTIFICATION OF SALLY DEL PRINCIPE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HIV-VAC Inc.
                                                     (Registrant)


   Dated: October 22,  2002               By:  /s/  Kevin W Murray
                                              ---------------------------------
                                              Kevin W Murray
                                              President

                                 CERTIFICATIONS


I, Kevin Murray, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of HIV-VAC, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  October 22, 2002



/s/ Kevin Murray
----------------
Signature:
Title: President,  CEO

                                 CERTIFICATIONS


I, Sally Del Principe, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of HIV-VAC, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  October 22, 2002



/s/ Sally Del Principe
----------------------
Signature:
Title  Chief Financial Officer