Form 10QSB/A
period 2000-06-30
HIV VAC INC
filed 2002-10-22
CIK 1082576

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

There are 39,631,058 shares of common stock outstanding and 10,000 shares of preferred stock outstanding as of June 30, 2000.

                                  HIV-VAC, Inc.

                                   Form 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                        PAGE
Item 1.        Financial Statements:
                Condensed Balance Sheets...................................    3
                Condensed Statements of Operations.........................    4
                Condensed Statements of Cash Flows.........................    5
                Statement of Stockholders Equity    .......................    7
                Notes to Condensed Financial Statements....................    8

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations:
                Overview...................................................   15
                Results of Operations......................................   16
                Liquidity and Capital Resources............................   17

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings...........................................   18
Item 2.        Changes in Securities and Use of Proceeds...................   18
Item 3.        Defaults upon Senior Securities.............................   18
Item 4.        Submission of a Matter to a Vote of Security Holders........   18
Item 5         Other Information...........................................   18
Item 6.        Exhibits and Reports on Form 8-K............................   18

               Signature...................................................   19
               Certifications..............................................   20
               Exhibit  ...................................................   22


                         PART I - FINANCIAL INFORMATION
                        FINANCIAL STATEMENTS HIV-VAC, INC
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                June 30,       September 30,
                                                                  2000             1999
                                                             -------------    -------------
                                                              (unaudited)
Current Assets
  Cash                                                       $      78,421           10,898
  Note receivable                                                    5,553             --
                                                             -------------    -------------
          Total Current Assets                                      83,974           10,898
                                                             -------------    -------------

Furniture and Equipment                                             29,918             --
                                                             -------------    -------------

Other Assets
  Patent rights                                                    220,096          177,292
                                                             -------------    -------------
          Total Assets                                       $     333,988    $     188,190
                                                             =============    =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                              $     140,000           15,000
  Accrued liabilities
  Accounts Payable                                                  38,778            9,696
  Related Parties                                                  242,935          140,720
                                                             -------------    -------------
          Total Current Liabilities                                421,713          165,416
                                                             -------------    -------------
Stockholders' Equity
    Preferred stock, non preferential, $0.01 par value;
    1,000,000 shares authorized;
    10,000 shares issued and outstanding                               100              100
    Common stock, $0.001 par value;
    50,000,000 shares authorized;
    39,631,098 shares issued and
    outstanding, respectively                                       39,631           35,211
 Treasury Stock                                                     (1,767)          (1,767)
  Additional paid-in capital                                     2,054,758        1,017,805
  Accumulated deficit                                           (2,180,447)        (888,575)
                                                             -------------    -------------
                                                                   (87,725)         162,774


  Less: subscription receivable                                       --           (140,000)
                                                             -------------    -------------
          Total Stockholders' Equity                               (87,725)          22,774
                                                             -------------    -------------

          Total Liabilities and Stockholders' Equity         $     333,988    $     188,190
                                                             =============    =============


    The accompanying notes are an integral part of the financial statements.


                    HIV-VAC Inc (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                     Period from
                                                                                                     January 10,
                                    Three months    Three months    Nine months     Nine months         1997
                                       ended           ended           ended           ended       (Inception) to
                                      June 30,        June 30,        June 30,        June 30,        June 30,
                                        2000            1999            2000            1999            2000
                                    ------------    ------------    ------------    ------------    ------------

Cost of Sales                       $       --              --      $       --      $       --              --
                                    ------------    ------------    ------------    ------------    ------------

          Gross Profit                      --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------

Expenses

General and administrative               735,580          11,436         789,439          16,434         435,597

Research & Development                   141,085          63,777         301,820          63,777         830,719

Depreciation & Amortization                7,520           3,854          16,543           3,854          24,251
Licencing Fees                           185,500            --           185,500            --           185,000
Loss on Disposal of Persona                 --              --              --            30,195          30,195
                                    ------------    ------------    ------------    ------------    ------------

          Total Expenses               1,069,685          79,067       1,293,302         114,260       1,505,762
                                    ------------    ------------    ------------    ------------    ------------


    Loss from Operations              (1,069,685)        (79,067)     (1,293,302)       (114,260)     (1,505,762)
                                    ------------    ------------    ------------    ------------    ------------

Other Income (Expenses)
Other Expenses                              --              --              --              --          (243,934)
  Interest income                            678            --             1,430            --             1,430
                                    ------------    ------------    ------------    ------------    ------------
  Total Other Income (Expense)               678            --             1,430            --          (242,504)
                                    ------------    ------------    ------------    ------------    ------------

Loss from continuing operations       (1,069,685)        (79,067)     (1,291,872)       (114,260)     (1,748,266)

Loss from discontinued operations          (--)            (--)            (--)            (--)         (432,181)


          Net Loss                  $  1,069,007)        (79,067)   $ (1,291,872)   $   (114,260)     (2,180,447)
                                    ============    ============    ============    ============    ============

Net Loss Per Common Share           $     (0.005)         (0.002)   $     (0.036)   $     (0.003)
                                    ============    ============    ============    ============

Weighted Average Number of Shares     35,443,969      35,311,272      35,527,590      35,267,315




    The accompanying notes are an integral part of the financial statements.


                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (A Development Stage Company)
                                   (UNAUDITED)

                                                      Nine months        Nine months        Period from
                                                         ended              ended         January 10, 1997
                                                        June 30,           June 30,       (Inception)  to
                                                          2000               1999          June 30, 2000
                                                    ---------------    ---------------    ---------------
Cash flows from operating activities;

  Net loss                                          $    (1,291,872)   $      (114,260)        (2,180,447)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

    Depreciation expense                                     16,543              3,854             24,251
    Directors and Officers compensation                        --                 --               15,000
    Issue of stock for services                             675,000               --              675,000
    Issue of stock for licence                              185,500               --              185,500
    Other Expenses relating to Nouveaux                        --                 --              243,934
    Increase in notes receivable                             (5,552)              --               (5,552)

    Increase (Decrease) in accrued liabilites               131,295             73,343            265,674
                                                    ---------------    ---------------    ---------------
             Net cash used by operating
                 Activities                                (289,086)           (37,063)          (776,640)
                                                    ---------------    ---------------    ---------------
  Cash flow from from investing activities:

   Purchase of patent rights                                   --              (85,000)           (85,000)
   Cash from Acqusition                                         272               --                  272
   Purchase of Treasury Stock                                  --               (1,767)            (1,767)
   Purchase of furniture and equipment                      (32,037)             (--)             (32,037)
                                                    ---------------    ---------------    ---------------
    Net cash used for investing
                 Activities                                 (31,765)           (86,767)          (118,532)
                                                    ---------------    ---------------    ---------------

Cash flows from financing activities:
    Proceeds from issue of preferred stock                     --                 --                  100
    Proceeds from issuance of common stock                  123,646            240,000            371,657
    Proceeds from notes payable                             125,000               --              140,000
    Payment of stockholders loan                               (272)              --                 (272)
    Proceeds from subcription receivable                    140,000           (140,000)              --
    Proceeds from additional paid - in - capital               --                 --              342,108
                                                    ---------------    ---------------    ---------------
             Net cash provided by
                 Financing activities                       388,374            100,000            853,593
                                                    ---------------    ---------------    ---------------

             Net increase/(decrease) in cash                 67,523            (23,830)           (41,579)

Cash at beginning of period                         $        10,898    $        23,830            120,000
                                                    ---------------    ---------------    ---------------


Cash at end of period                               $        78,421    $          --               78,421
                                                    ===============    ===============    ===============




Supplemental disclosure of cash flow Information:
        Cash paid during the period for:
         Interest                                   $          --      $          --                 --
                                                    ===============    ===============    ===============
         Income taxes                               $          --      $          --                 --
                                                    ===============    ===============    ===============
  Non-cash transaction:
     Issuance of stock for licence fees                     185,500               --              185,500
                                                    ===============    ===============    ===============
     Issuance of Stock for Services                         675,000               --              675,000
                                                    ===============    ===============    ===============
  Capitalized officers' compensation                $          --      $          --      $        15,000
                                                    ===============    ===============    ===============
  Issuance of common shares for                     $          --      $          --      $       106,525
                                                    ===============    ===============    ===============
  Issuance of common shares for license             $          --      $       100,000    $       100,000
                                                    ===============    ===============    ===============
  Issuance of common shares for
   LifePlan merger                                  $        50,000    $          --      $        50,000
                                                    ===============    ===============    ===============
  Forgiveness of stockholder debt                   $         7,227    $          --      $         7,227
                                                    ===============    ===============    ===============











The accompanying notes are an integral part of the consolidated financial statement.


HIV-VAC INC (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2000
(UNAUDITED)


                                              Preferred Series A            Common Stock
                                          -------------------------   -------------------------      Treasury
                                             Shares        Amount        Shares        Amount         Stock
                                          -----------   -----------   -----------   -----------    -----------
Balance - September 30, 1999
                                               10,000           100    35,211,272        35,211         (1,767)
Net loss
                                          -----------   -----------   -----------   -----------    -----------
Subscription received
Shares issued - acquisition of LifePlan
                                                 --            --         100,000           100           --
Forgiveness of stockholder debt
                                          -----------   -----------   -----------   -----------    -----------

Issue of stock for cash                          --            --         527,893           528           --

Issue of stock for licence                       --            --         791,893           792           --

Issue of stock for legal services                --            --       3,000,000         3,000           --
                                          -----------   -----------   -----------   -----------    -----------
Balance - March 31, 2000                       10,000   $       100    39,631,058   $    39,631    $    (1,767)
                                          ===========   ===========   ===========   ===========    ===========





                                                                      Accumulated
                                           Additional                    Other                         Total
                                            Paid in    Subscription  Comprehensive   Accumulated   Stockholders'
                                            Capital     Receivable   Income (Loss)     Deficit         Equity
                                          -----------  ------------  -------------   -----------   -----------
Balance - September 30, 1999                1,017,805      (140,000)         --        (888,575)        22,774
                                                                                                   -----------
Net loss                                         --            --            --      (1,291,872)    (1,291,872)

Subscription received                            --         140,000          --            --          140,000

Shares issued - acquisition of LifePlan        49,900          --            --            --           50,000

Forgiveness of stockholder debt                 7,227          --            --            --            7,227

Issue of stock for cash                       123,118          --            --            --          123,646

Issue of stock for licence                    184,708          --            --            --          185,500

Issue of stock for legal services             672,000          --            --            --          675,000
                                          -----------   -----------   -----------   -----------    -----------

Balance - March 31, 2000                  $ 2,054,758   $      --     $      --     $(2,180,447)   $   (87,725)
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

Development Stage Enterprise: HIV-VAC Inc reverted to a development stage enterprise when it disposed of its music recording assets (March 1999) and commenced the research and development of its HIV vaccine. The Companys' principal activities since March 1999 have included defining and conducting research programs, conducting animal clinical trials, raising capital and researching ways to enhance the company's intellectual property. The Company has not yet commenced human trials.

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the nine months ended June 30, 2000 and the year ended September 30, 1999, the Company experienced a net loss of $1,291,872 and $212,460, respectively.

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

Intangible Assets: Intangible assets consist of licensing rights and Goodwill. The licensing rights are being amortized using the straight-line method over the remaining estimated economic useful life of 12 years commencing April 1999. The Goodwill is being ammortized over 5 years.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for
Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended June 30, 2000 and 1999.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finanical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 2 - FIXED ASSETS
Fixed Assets consisted of the following at June 30, 2000 and September 30, 1999.

                                                  June 30,      September 30,
                                                    2000              1999
                                               -------------    -------------
  Furniture                                    $         936    $           -
  Equipment                                           31,101                -
                                               -------------    -------------
                                                      32,037                -
  Less accumulated depreciation                       (2,119)               -
                                               -------------    -------------
     Net                                       $      29,918    $           -
                                               =============    =============

NOTE 3 - INTANGIBLE ASSETS

Intangible  Assets  consisted of the  following at June 30, 2000  September  30,
1999:

                                                  June 30,      September 30,
                                                    2000              1999
                                               -------------    -------------
  Licensing Rights                             $     185,000    $     185,000
  Goodwill                                            57,228                -
                                               -------------    -------------
  Total                                              242,228          185,000
  Less accumulated amortization                      (22,132)          (7,708)
                                               -------------    -------------
     Net                                       $     220,096    $     177,292
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


NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

       Common and preferred stocks were issued in the period for the nine months ended March 31, 2000 as follows:

       a. On March 8, 2000, the Company issued 100,000 Common Stock to acquire LifePlan (See Note 6)

       b. On May 26, 2000, the Company issued 454,545 common shares with par value of $.001 per share for cash of $99,990 and also issued 681,817 common share at par to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License agreement dated April 6, 1999.

       c. On June 29, 2000 the company issued 73,348 common share with par value of $.001 per share for cash of $23,655 and also issued 110,076 common shares at par to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License agreement dated April 6, 1999.

       d. On June 29, 2000, the company issued 3,000,000 million common shares with a par value of $.001 for legal consulting services. The shares were issued at $0.225 each.

                                   HIV-VAC INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - BUSINESS COMBINATIONS

     On March 8, 2000, the Company merged with SCIENTIFIC LIFEPLAN ("LIFEPLAN"), through the issuance of 100,000 Common Stock for an aggregate consideration of $50,000. LIFEPLAN was HIV-a fully compliant reporting non- operating company and was acquired by the Company for its reporting status. The Company accounted for the purchase of LIFEPLAN using the purchase method and recorded goodwill in the amount of $57,228. Goodwill is being amortized over a period of 5 years. Pro-forma statements have not been included since LIFEPLAN had no operations during the periods presented.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

       a) Operating lease. On May 1, 1998, the Company entered into a lease agreement for laboratory facilities expiring on April 30, 2001. Rent expense for the years ended September 30, 1999, and 1998 was $30,657 and $12,565, respectively. The future minimum lease payments required under the lease is $26,000 for fiscal year 2000.

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

              None of the contingencies had been met at June 30, 2000. The options expire on April 1, 2004.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of approximately $210,000 and $ nil for the nine months ended June 31, 2000, and 1999 respectively. As of June 30, 2000, the balance due to related party stockholders arising from the normal course of business is $242,935.

                                   HIV-VAC INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - NOTES PAYABLE

At March 31, 2000 and 1999, the Company had unsecured notes of $140,000 and $15,000, respectively. The notes payable are interest free and become due only upon the Company raising $5 million.


NOTE 11  SUBSEQUENT EVENTS

ISSUE OF STOCK

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

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2000, we had a deficit accumulated during the development stage of $2,180,447.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999

EXPENDITURE

Research and development expenses for the nine months ended June 30, 2000 increased by $ 238,043 from $63,777 for the nine months ended June 1999 to $301,820 for the nine months ended June 30, 2000. The increase in expenditure was due to the change in operations of the company from a music production company to a vaccine development company. General and Administration expenses for the nine months ended June 30, 2000 increased by $773,005 from $16,434 for the nine months ended June 30, 1999 to $789,439 for the nine months ended June 30, 2000. The increase in costs was mainly due to legal consulting services of $675,000 and an increase in accounting fees. Licence fee costs of $185,500 were incurred for the nine months ended June 30, 2000 with no expenditure the previous year. Depreciation and amortization costs increased by $12,689 from $3,854 for the nine months ended June 30, 1999 to $16,543 for the nine months ended June 30, 2000.

OTHER INCOME

Other income consisted of interest income of $1,430 derived from cash on deposit. The Company received no income for the comparable period ended March 31, 1999.

NET LOSS

Net loss for the nine months ended June 30, 2000 was $1,293,302 compared to a loss of $114,260 for the nine months ended June 30, 1999. The increase in net loss was due to legal and licencing costs and the change in operations from a producer of music productions to vaccine development

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2000  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
1999

EXPENDITURE

Research and development expenses for the three months ended June 30, 2000 increased by $77,308 from $63,777 for the three months ended June 1999 to $141,085 for the three months ended June 30, 2000. The increase in expenditure was due to the change in operations of the company from a music production company to a vaccine development company. General and administration expenses for the three months ended June 30, 2000 increased by $724,144 from $ 11,436 for the three months ended June 30, 1999 to $735,680 for the three months ended June 30, 2000. The increase in costs was mainly due to legal consulting services of $675,000 and an increase in accounting fees. Licence fee costs of $185,500 were incurred for the three months ended June 30, 2000 with no expenditure the previous year. Depreciation and amortization costs increased by $3,666 from $3,854 for the three months ended June 30, 1999 to $7,520 for the nine months ended June 30, 2000.

OTHER INCOME

Other income consisting of interest income of $678 was derived from cash on deposit. The Company received no income for the comparable period ended June 30, 1999.

NET LOSS

Net loss for the three months ended June 30, 2000 was $1,069,007 compared to a loss of $79,067 for the three months ended June 30, 1999. The increase in net loss was due to he commencement of vaccine research and development and license and legal consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities were $78,421 at June 30, 2000. During the nine months ended June 30, 2000, the Company has financed operations through capital provided through a note of $125,000, a loan from Intracell Vaccines Ltd. and through the private sale of 527,893 common shares for cash for $123,646. The Company has also issued 3,000,000 common shares in connection with legal consulting services and issued 100,000 common shares under an agreement of merger with the shareholder of Lifeplan. In addition, the Company issued 791,893 common shares valued at $185,500 to Intracell Vaccines Limited under terms of the anti-dilution clause of the assignment of license agreement dated April 6, 1999.

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

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.


99.1 CERTIFICATION OF KEVIN MURRAY PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2 CERTIFICATION OF SALLY DEL PRINCIPE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, this 12 day of August, 2000.

                                                       HIV-VAC Inc.


Dated: October 22, 2002                      By:  /s/  Kevin W Murray
                                                --------------------------------
                                                Kevin W Murray
                                                President

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