Form 10KSB/A
period 2000-09-30
HIV VAC INC
filed 2002-10-22
CIK 1082576

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB/A
                            ------------------------
(MARK ONE)

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

     The issuer has two class of stock with 46,517,208 common shares and 10,000 preferred shares outstanding as of January 05, 2001.

     Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
                                Explanatory Note:

On August 23, 2001, the Company filed a Registration Statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC"). The Company subsequently withdrew that Registration Statement on February 14, 2002. The Company hereby amends and restates Items 6, 7, 8, 11, 12 and 13 of its Annual Report on Form 10-KSB for the year ended September 30, 2000 that was originally filed with the SEC on January 12, 2001 (the "Original Filing") to provide supplemental information and clarifying disclosure requested by the SEC in connection with the SEC comments on the Registration Statement and to make other minor changes. This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures in this report to speak as of a later date.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                                                            PAGE
PART II
  Item 6.   Selected Financial Data.....................................      2
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      3
  Item 8.   Financial Statements and Supplementary Data.................      6

PART III
  Item 11.  Executive Compensation......................................     24
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     25
  Item 13.  Certain Relationships and Related Transactions..............     26

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     27

SIGNATURES..............................................................     27


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

                                                       YEAR ENDED SEPTEMBER 30
                                            --------------------------------------------
                                                2000            1999            1998
                                            ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Operating expenses
  General and Administration costs          $  1,532,145         133,776            --
  Research, General and development              437,883          70,975            --
  Licencing  Costs                               635,500            --              --
  Depreciation & Amortization                     25,321           7,709            --
                                            ------------    ------------    ------------
Loss from operations                          (2,630,849)       (212,460)           --
   Interest Income                                 2,417            --              --
                                            ------------    ------------    ------------
                                              (2,628,432)       (212,460)           --
Discontinued Operations                             --              --          (432,181)
                                            ------------    ------------    ------------
Net loss                                    $ (2,628,432)   $   (212,460)       (432,181)
                                            ============    ============    ============
Net loss per share
  Common Share                              $     (0.069)   $     (0.007)   $      (0.08)
                                            ============    ============    ============
Weighted average  common shares
  outstanding                                 37,584,141      24,293,781       5,373,099



BALANCE SHEET DATA:
                                                          AT SEPTEMBER 30,
                                            --------------------------------------------
                                                2000            1999            1998
                                            ------------    ------------    ------------
Cash, cash equivalents and investment
  securities                                $    151,210    $     10,898    $     23,830
Working capital (deficiency)                    (240,251)       (154,518)         16,960
Total assets                                     411,457         188,190          23,830
Long-term obligations                               --              --              --
Total stockholders' equity (deficit)              16,444        162,774          16,960


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2000, we had a deficit of $3,517,007

We anticipate incurring substantial losses over at least the next three to five years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1999

EXPENDITURE

Research and development expenditure for the year ended September 30, 2000 increased by $ 289,105 from $148,778 for the year ended September 30, 1999 to $437,883 for the year ended September 30, 2000. The increase in research and developement expenditure was due to the change in operations of the company from a music production company to a vaccine development company. General and administration costs increased by $2,141,866 from $25,779 for the year ended September 30, 1999 to $2,167,645 for the year ended September 30, 2000. The increase was mainly due to an increase in legal consulting costs of $1,383,519 and compensation costs relating to stock rights expensed during the year amounted to $635,500 (1999 - Nil)

OTHER INCOME

Other income of $2,417 consisted of interest income derived from cash on deposit. The Company received no income for the comparable period ended September 30, 1999.


NET LOSS
Net loss for the year ended September 30, 2000 was $2,628,432 compared to a loss of $212,460 for the year ended September 30, 1999. The increase in net loss was due to the change in operations from a producer of music productions to vaccine research and development.


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

ITEM 7. Financial Statements


                                  HIV-VAC, INC.

                              FINANCIAL STATEMENTS

                        AS OF SEPTEMBER 30, 2000 AND 1999



TABLE OF CONTENTS
                                                                            Page

Independent Auditors' Report..................................................F1

Balance Sheets as of September 30, 2000 and 1999..............................F2

Statements of Operations for the years ended September 30, 2000, 1999 and 1998.................................................................F3

Statements of Stockholders' Equity (Deficit) for the period from
     (inception) to September 30, 2000...................................F4 - F5

Statements of Cash Flows for the years ended September 30, 2000,
     1999 and 1998.......................................................F6 - F7

Notes to Financial Statements as of September 30, 2000..................F8 - F17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
HIV-VAC, Inc.
Ontario, Canada

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


DiRocco and Dombrow, P.A.
Fort Lauderdale, Florida
December 15, 2000




                                       F1

                                  HIV-VAC, INC.
                        (A DEVLOPEMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2000 AND 1999

                                     ASSETS
                                                                      2000           1999
                                                                  -----------    -----------
Current Assets
  Cash                                                            $   151,208    $    10,898
  Note receivable                                                       3,553           --
                                                                  -----------    -----------
     Total Current Assets                                             154,761         10,898

Fixed Assets, net                                                      43,314           --
Other Assets
  Intangible assets, net                                              213,381        177,292
                                                                  -----------    -----------
Total Assets                                                      $   411,456    $   188,190
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Notes payable                                                       140,000         15,000
  Accrued liabilities
      Related Parties                                                 210,604        140,720
      Accounts Payable                                                 44,408          9,696
                                                                  -----------    -----------
   Total Current Liabilities                                          395,012        165,416
                                                                  -----------    -----------

Stockholders' Equity (Deficit)
  Preferred stock, Non preferential $0.01 par value;
    1,000,000 shares authorized; 10,000 shares issued
    and outstanding                                                       100            100
  Common stock, $0.001 par value; 50,000,000
    shares authorized; 46,517,208 and 35,211,272
    shares  issued and outstanding, respectively                       46,518         35,211
  Treasury Stock, 101,600 Common Stock                                 (1,767)        (1,767)
  Accumulated other comprehensive loss                                 (9,240)          --
  Additional paid in capital                                        3,497,840      1,017,805
  Accumulated deficit                                              (3,517,007)      (888,575)
                                                                  -----------    -----------
                                                                       16,444        162,774

  Less: subscription receivable                                          --         (140,000)
                                                                  -----------    -----------
    Total Stockholders' Equity (Deficit)                               16,444         22,774
                                                                  -----------    -----------
     Total Liabilities and Stockholders' Equity (Deficit)         $   411,456    $   188,190
                                                                  ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                       F2

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
         FOR THE YEAR ENDED SEPTEMBER 30, 2000, 1999 AND SINCE INCEPTION

                                                                                   Since
                                                    2000            1999         Inception
                                                ------------    ------------    ------------
Expenses
  Persona Records net Operating costs                   --              --           676,115
  Research and Development Costs                $    437,883    $    148,778    $    586,661
  General and Administrative                         148,626          25,779         174,405

  Legal Fees                                       1,383,519            --         1,383,519
  Licensing Fees                                     635,500            --           635,550
  Amortization and Depreciation                       25,321           7,708          33,029
  Loss from Disposal of Assets                          --            30,195          30,195
                                                ------------    ------------    ------------
                                                   2,630,849         212,460       3,519,424

     Operating Loss                               (2,630,849)       (212,460)     (3,519,424)
                                                ------------    ------------    ------------

Other Income
  Interest income                                      2,417            --             2,417
                                                ------------    ------------    ------------
     Total Other Income                                2,417            --             2,417
                                                ------------    ------------    ------------

Net Loss                                        $ (2,628,432)   $   (212,460)   $ (3,517,007)
                                                ============    ============    ============

Loss per weighted-average share of common
stock outstanding - basic and diluted           $      (0.07)   $      (0.01)   $      (0.17)
                                                ============    ============    ============

Weighted Averages Shares
Outstanding during period - basic and diluted     37,634,781      21,065,381      21,357,753
                                                ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                                       F3

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS EQUITY
         FOR THE YEAR ENDED SEPTEMBER 30, 2000, 1999 AND SINCE INCEPTION




                              Preferred Stock Series A          Common Stock                        Additional
                             -------------------------   -------------------------    Treasury       Paid in    Subscription
                                Shares        Amount        Shares        Amount        Stock        Capital     Receivable
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Issuance of shares to
  founders                          --     $      --       5,080,000   $       508   $      --     $      --     $      --
Net loss                            --            --            --            --            --            --            --
Merger with Nouveaux
  Corporation                       --            --       3,895,126           390          --         350,069          --
Additional Investment by
  stockholders                      --            --            --            --            --         342,108          --
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance -
  September 30, 1998                --            --       8,975,126           898          --         692,177          --
Reverse split of common
  stock 1:50                        --            --      (8,795,454)         (719)         --             719          --
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance after split dated
  March 8, 1999                     --            --         179,672           179          --         692,896          --
Net loss                            --            --            --            --            --            --            --
Issuance of common stock
  under 504 offering                --            --      20,000,000        20,000          --          80,000          --
Issuance of common stock
  under 504 offering                --            --       9,241,600         9,242          --         130,758      (140,000)
Officers' compensation
  capitalized                       --            --            --            --            --          15,000          --
Issuance of common and
  series A preferred stock
  for license agreement           10,000           100     5,750,000         5,750          --          94,150          --
Purchase of treasury stock          --            --            --            --          (1,767)         --            --
Issuance of common stock            --            --          40,000            40          --           5,001          --
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance -
  September 30, 1999              10,000           100    35,211,272        35,211        (1,767)    1,017,805      (140,000)

Comprehensive loss
Net loss                            --            --            --            --            --            --            --
Other comprehensive loss:
   Foreign currency
     translation adjustment         --            --            --            --            --            --            --

Comprehensive loss                  --            --            --            --            --            --            --
Shares issued - acquisition
  of LifePlan                       --            --         100,000           100          --          49,900          --
Forgiveness of stockholder
  debt                              --            --            --            --            --           7,227          --
Issuance of common stock            --            --         454,545           455          --          99,535          --
Shares issued for license           --            --       3,123,583         3,124          --         632,376          --
Issuance of common stock            --            --          73,348            73          --          23,582          --
Shares issued for services          --            --       6,000,000         6,000          --       1,344,000          --
Issuance of common stock            --            --         459,770           460          --          99,530          --
Subscription received               --            --            --            --            --            --         140,000
Issuance of common stock            --            --         459,770           460          --          99,530          --
Issuance of common stock            --            --         634,920           635          --          99,355          --
Officers' compensation
  capitalized                       --            --            --            --            --          25,000          --
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance -
  September 30, 2000              10,000   $       100    46,517,208   $    46,518   $    (1,767)  $ 3,497,840   $      --
                             ===========   ===========   ===========   ===========   ===========   ===========   ===========



The accompanying notes are an integral part of these financial statements.

                                       F4

                             Accumulated
                                Other                       Total
                            Comprehensive  Accumulated   Stockholders'
                            Income (Loss)    Deficit        Equity
                             -----------   -----------   -----------
Issuance of shares to
  founders                   $      --     $      --     $       508
Net loss                            --        (432,181)     (432,181)
Merger with Nouveaux
  Corporation                       --        (243,934)      106,525
Additional Investment by
  stockholders                      --            --         342,108
                             -----------   -----------   -----------
Balance -
  September 30, 1998                --        (676,115)       16,960
Reverse split of common
  stock 1:50                        --            --            --
                             -----------   -----------   -----------
Balance after split dated
  March 8, 1999                     --        (676,115)       16,960
Net loss                            --        (212,460)     (212,460)
Issuance of common stock
  under 504 offering                --            --         100,000
Issuance of common stock
  under 504 offering                --            --            --
Officers' compensation
  capitalized                       --            --          15,000
Issuance of common and
  series A preferred stock
  for license agreement             --            --         100,000
Purchase of treasury stock          --            --          (1,767)
Issuance of common stock            --            --           5,041
                             -----------   -----------   -----------
Balance -
  September 30, 1999                --        (888,575)       22,774
                                                         -----------
Comprehensive loss
Net loss                            --      (2,628,432)   (2,628,432)
Other comprehensive loss:
   Foreign currency
     translation adjustment       (9,240)         --          (9,240)
                                                         -----------
Comprehensive loss                  --            --      (2,637,672)
Shares issued - acquisition
  of LifePlan                       --            --          50,000
Forgiveness of stockholder
  debt                              --            --           7,227
Issuance of common stock            --            --          99,990
Shares issued for license           --            --         635,500
Issuance of common stock            --            --          23,655
Shares issued for services          --            --       1,350,000
Issuance of common stock            --            --          99,990
Subscription received               --            --         140,000
Issuance of common stock            --            --          99,990
Issuance of common stock            --            --          99,990
Officers' compensation
  capitalized                       --            --          25,000
                             -----------   -----------   -----------
Balance -
  September 30, 2000         $    (9,240)  $(3,517,007)  $    16,444
                             ===========   ===========   ===========



    The accompanying notes are an integral part of these financial statements

                                       F5

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                                     Since
                                                        2000           1999        Inception
                                                        ----           ----       -----------
Cash Flows From Operating Activities:
  Net loss                                          $(2,628,432)   $  (212,460)   $(3,517,007)
  Adjustments to reconcile net loss to
    net cash used in operating activities:

     Amortization and depreciation                       25,321          7,708         33,029
      Issuance of stock for legal fees                1,350,000           --        1,350,000
      Issuance of stock for licensing fees              635,500           --          635,500
      Officers Compensation capitalised                  25,000         15,000         40,000
      Loss from foreign currency translation             (9,240)          --           (9,240)
      Expenses relating to Nouveaux Acquistition           --             --          243,934

Net Cash Used in Operating Activities                  (601,851)      (189,752)    (1,223,784)

Cash Flow From Investing Activities:
  Purchase of patent rights                                --          (85,000)       (85,000)
  Purchase of furniture and equipment                   (47,496)          --          (47,496)
  Purchase of Stock to treasury                           (--)          (1,767)        (1,767)
  Cash acquired in Acquistion                               272           --          120,272
Net Cash Used in Investing Activities                   (47,224)       (86,767)       (13,991)

Cash Flows from Financing Activities:
  Proceeds from issue of preferred stock                   --              100            100
  Proceeds from issue of common stock                   423,615        104,941        669,164

  Proceeds from issuance of notes payable               125,000         15,000        140,000
  Increase in Notes Receivable                           (3,553)          --           (3,553)
  Increase in Accrued Liabilities                       104,595        143,546        241,436
  Proceeds from subscription receivable                 140,000           --             --
  Proceeds from additional paid in capital                 --             --          342,108
  Payment of stockholders loan                             (272)          --             (272)

Net Cash Provided by Financing  Activities              789,385        263,587      1,388,983

Net Increase (Decrease) in Cash                         140,310        (12,932)       151,208
Cash at Beginning of Period                              10,898         23,830           --
Cash at End of Period                               $   151,208    $    10,898    $   151,208



    The accompanying notes are an integral part of these financial statements

                                       F6

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
    Interest                                        $      --      $      --      $      --
    Income taxes                                    $      --      $      --      $      --

  Non Cash Transactions:
    Capitalized officers' compensation                   25,000         15,000         40,000
    Issuance of common shares for Noveaux merger        106,525
    Issuance of common shares for license               635,500        100,000        735,000
    Issuance of common shares for LifePlan merger        50,000           --           50,000
    Issuance of common shares for services            1,350,000           --        1,350,000
    Forgiveness of stockholder debt                       7,227           --            7,227













   The accompanying notes are an integral part of these financial statements.

                                       F7

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2000 and 1999, the Company experienced a net loss of $2,628,432 and $212,460, respectively.

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





                                       F8

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Intangible Assets: Intangible assets consist of licensing rights and Goodwill. The licensing rights are being amortized using the straight-line method over the remaining estimated economic useful life of 12 years commencing April 1999. The Goodwill is being amortized over 5 years.

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



                                       F9

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Net Loss Per Common Share: Basic and dilued net loss per common share for the period ended December 31, 2000, 1999 and 19998 is computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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


                                       F10

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Issued For Services: Stock issued for services is valued at the fair market value for services received. Amounts are expensed over the period that the services are rendered.

NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following at September 30:

                                     2000          1999         1998
                                  ----------    ----------   ----------
Furniture                         $      936    $     --     $     --
  Equipment                           46,560          --           --
                                  ----------    ----------   ----------
                                      47,496          --           --
  Less accumulated depreciation       (4,182)         --           --
                                  ----------    ----------   ----------
     Net                          $   43,314    $     --     $     --
                                  ==========    ==========   ==========

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following at September 30:

                                     2000          1999         1998
                                  ----------    ----------   ----------
Licensing Rights                  $  185,000    $  185,000   $     --
  Goodwill                            57,228          --           --
                                  ----------    ----------   ----------
  Total                              242,228       185,000         --
  Less accumulated amortization      (28,847)       (7,708)        --
                                  ----------    ----------   ----------
     Net                          $  213,381    $  177,292   $     --
                                  ==========    ==========   ==========

Amortization expense for the years ended September 30, 2000, 1999 and 1998 was $21,139, $7708 and none respectively.


                                      F11

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 5,750,000 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIIV developed by The University of Birmingham, UK.

On April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its shareholders to maintain an equity position of 60% of the common shares of the Company until the company had raised $5 million. Specifically, when the Company issues stock to others, the anti-dilution clause requires the Company to issue additional stock to Intracell so that Intracell maintains its 60% interest in the Company. During the year ended September 30, 2000, the Company issued 3,123,583 Common Stock to Intracell pursuant to the anti-dilution clause (See Note 5(k), 5(l), 5(o), 5(p), and 5(q). The value of the shares issued to Intracell are being recognized in operations as licencing fees.

As part of the March 15, 1999 issuance of 5,750,000 shares to Intracell, the Company agreed to make advance minimum royalty payments of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are for the duration of the patents.

The Company also issued stock options to the shareholders of Intracell to purchase a total of 30,000,000 shares of the Company's Common Stock, conditional on the outcome of three separate events (See Note 8(b)). The options have not been valued because they are subject to contingencies.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

Common and preferred stocks were issued in the years ended September 30, 2000, 1999 and 1998 as follows:

     a) Sale of common stock - In April 1998, 5,080,000 (pre split see 6c below) common stock were issued to founders for cash of $508.

     b) In April 1998, the company issued 3,895,126 Common Stock to acquire Nouveaux Corporation (See Note 6(a)).


                                      F12

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) CONT

     c) During the year ended September 30, 1998, stockholders contributed $342,108 in additional paid in capital.

     d) On February 23, 1999, the Company declared a 1:50 reverse split of the Company's common shares, effective March 8, 1999. This reduced the shares outstanding from 8,975,126 shares to 179,672 shares.

     e) On February 10, 1999, the Company issued 20,000,000 Common Stock for an aggregate amount of $100,000 under the Securities Act of 1993, as Amended Under Regulation D, Rule 504.

     f) On March 15, 1999, the Company issued 9,241,600 Common Stock for a subscription receivable with an aggregate amount of $140,000 under the Securities Act of 1993, as amended Under Regulation D, Rule 504.

     g) In March 15, 1999, the Company issued 5,750,000 Common Stock and 10,000 Preferred Stock for an aggregate amount of $99,900 and $100, respectively in exchange for the exclusive right to the worldwide license for the development and distribution of a HIV vaccine to combat aids (See Note 5). Each share of preferred stock has 3,000 votes per common share at any meeting of the stockholders where votes are submitted.

     h) Pursuant to an agreement dated April 7, 1999, the Company returned certain assets and liabilities of Personna to its original owner and purchased 101,600 shares (5,080,000 prior to the reverse split) of treasury stock (See Note 12).

     i) On September 27, 1999, 40,000 Common Stock were issued for an aggregate amount of $5,041.

     j) On March 8, 2000, the Company issued 100,000 Common Stock to acquire LifePlan (See Note 7(b)).

     k) On May 26, 2000, the Company issued 454,545 Common Stock for an aggregate amount of $99,990. Concurrently, the Company also issued 681,817 Common Stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License agreement (See Note 4).



                                       F13

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) CONT

     l) On June 29, 2000 the Company issued 73,348 Common Stock for an aggregate amount of $23,655. Concurrently, the Company also issued 110,076 common shares with an aggregate value of $35,330 to Intracell under the terms of the anti-dilution provision of the Assignment of License agreement (See Note 4).

     m) On June 29, 2000, the Company issued 3,000,000 million Common Stock for an aggregate amount $675,000 in legal consulting services.

     n) On July 5, 2000 the Company issued 459,770 Common Stock for an aggregate amount of $99,990. Concurrently, the Company also issued 689,655 Common Stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License agreement. (See Note 4).

     o) On July 24, 2000, the Company issued 3,000,000 million Common Stock for an aggregate amount $675,000 in legal consulting services.

     p) On July 27, 2000 the Company issued 459,770 Common Stock for an aggregate amount of $99,990. Concurrently, the Company also issued 689,655 Common Stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License agreement (See Note 4).

     q) On August 21, 2000, the Company issued 634,920 Common Stock for an aggregate amount of $99,990. Concurrently, the Company also issued 952,380 Common Stock with an aggregate value of $150,000 to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Agreement of License agreement (See Note 4).

NOTE 6 - BUSINESS COMBINATIONS

     a) In April 1998, the Company (then Personna) merged with Nouveaux Corporation in a transaction accounted far as a pooling of interests whereby 3,895,126 Common Stock was issued for all of the outstanding common stock of Nouveaux Corporation. Personna was the surviving corporation.







                                       F14

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - BUSINESS COMBINATIONS (CONT)

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 1998, the Company entered into a lease agreement for office facility expiring on April 30, 2001. Rent expense for the years ended September 30, 2000, 1999, and 1998 was $14,773, $30,657 and $12,565, respectively. The future minimum lease payments required under the lease is $26,000 for fiscal year 2001.

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

          None of the contingencies had been met at September 30, 2000. The options expire on April 1, 2004.





                                       F15

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - INCOME TAXES

The reasons for the differences between income taxes at the statutory income tax rates and the provision (benefit) for income taxes are summarized as follows:

                                                   September 30,
                                                   -------------
                                          2000         1999         1998
                                        ---------    ---------    ---------

Income tax benefits at statutory rate   $(937,725)   $ (69,000)   $(172,000)

Deferred tax benefits                     937,725       69,000      172,000
                                        ---------    ---------    ---------
   Income tax benefit                   $    --      $    --      $    --
                                        =========    =========    =========


Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At September 30, 2000, net operating losses of approximately $2,208,382 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of approximately $280,000 and $134,000 for the years ended September 30, 2000, and 1999 respectively. As of September 30, 2000, the balance due to related party stockholders arising from the normal course of business is $210,603.

NOTE 11 - NOTES PAYABLE

At September 30, 2000 and 1999, the Company had unsecured notes of $140,000 and $15,000, respectively. The notes payable are interest free and become due only upon the Company raising $5 million.



                                       F16

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)



NOTE 12 - TERMINATION AGREEMENT

Effective  April 6, 1999,  the President of the Company  resigned  pursuant to a
termination   agreement  whereby  the  President   surrendered   101,600  shares
(5,080,000 pre reverse split) in exchange for certain assets and  liabilities of the Company.  The treasury  shares were valued at the most recent offering price of $0.01739 per share for an aggregate amount of $1,767.  The disposition of the assets and liabilities resulted in a loss of $30,195,  which is reflected in the current operations for the year ended September 30, 1999.

NOTE 13 - STOCKHOLDERS RESTRICTIONS

The stockholders of the Company have a pre-emptive right regarding the purchase of stock. Furthermore, the transfer of certain stock is restricted in accordance with the Securities and Exchange Commission regulations.


NOTE  14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial  instruments as of September
30, 2000, 1999 and 1998, are as follows:


                                2000                  1999                  1998
                        -------------------   -------------------   -------------------
                        Carrying     Fair     Carrying     Fair     Carrying     Fair
                         Amount      Value     Amount      Value     Amount      Value
                        --------   --------   --------   --------   --------   --------
Assets:
  Cash                  $151,210   $151,210   $ 10,898   $ 10,989   $ 23,830   $ 23,830

  Note receivable          3,552      3,552       --         --         --         --

Liabilities:
  Notes payable         $140,000   $140,000   $ 15,000   $ 15,000   $   --     $   --
  Accrued liabilities    255,010    255,010    150,416     15,016      6,870      6,870




                                       F17

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

  Although our executives do not receive any compensation from the company, Messrs. Skinner, Murray and Palethorpe received the following compensation from Intracell Vaccines Limited for services provided to HIV-VAC. The executives assumed office with the Company on 6 April, 1999.

  Name                                          Year*     Compensation
  ----                                          -----     ------------

  Kevin W. Murray,                              1999         $10,000

  CFO and Director of Intracell                 2000         $20,000
  Vaccines Limited


  Dr. Gordon Skinner,                           1999         $10,000

  CEO and Director of Intracell                 2000         $20,000
  Vaccines Limited

  John Palethorpe,                              1999          $5,000

  Consultant to Intracell Vaccines              2000         $10,000
  Limited


* The officers and directors listed below assumed office on April 6, 1999. There was no compensation for the year ended 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of September 30, 2000 for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of September 30, 2000, the Company had 46,517,208 shares of common stock outstanding and 10,000 preferred A shares outstanding.


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  chart  sets  forth  certain  information  with  respect  to  the beneficial  ownership of our common  stock,  and Series A Preferred  Stock as of
September  30,  2000.  It lists  all  holders  of 5% or more of any class of our
stock,  and  the  holdings  of  our  directors  and  executive  officers,   both
individually and as a group.

----------------------------------- ---------------------- ------------------ --------------
            NAME AND ADDRESS            TITLE OF CLASS      NUMBER OF SHARES    PERCENTAGE
            ----------------            --------------      ----------------    ----------
                                                                                 OF CLASS
                                                                                 --------
----------------------------------- ---------------------- ------------------ --------------
Gordon Skinner                        Common Stock            4,634,529 (1)       9.96 (2)
Harborough Banks
Old Lapworth Rd.                    ---------------------- ------------------ --------------
Solihill B94 6Ld                      Series A Preferred
United Kingdom                        Stock (5)                   3,333 (3)      33.33 (4)
----------------------------------- ---------------------- ------------------ --------------
Kevin W. Murray                       Common Stock            4,634,528 (1)       9.96 (2)
12 Harben Court
Collingwood, Ontario                ---------------------- ------------------ --------------
Canada                                Series A Preferred
L9Y 4L8                               Stock                       3,333 (3)      33.33 (4)
----------------------------------- ---------------------- ------------------ --------------
John Palethorpe
Knoll Hill                            Common Stock            4,634,528 (1)       9.96 (2)
Belbroughton Road
Blakedown, Kidderminster            ---------------------- ------------------ --------------
9YLD 3LN                              Series A Preferred
United Kingdom                        Stock                       3,333 (3)      33.33 (4)
----------------------------------- ---------------------- ------------------ --------------
Directors and Officers as a Group     Common Stock           13,903,585 (1)      29.99 (2)
                                    ---------------------- ------------------ --------------
                                      Series A Preferred
                                      Stock                      10,000 (3)        100 (4)
----------------------------------- ---------------------- ------------------ --------------



----------------------------------- ---------------------- ------------------ --------------
Intracell Vaccines Limited (5)        Common Stock            5,359,715          11.52 (2)
                                    ---------------------- ------------------ --------------
                                      Series A Preferred
                                      Stock                      10,000            100
----------------------------------- ---------------------- ------------------ --------------



     1) The shares of common stock are owned both directly and through the executives' indirect shareholdings in Intracell Vaccines Limited.
     2) Based upon 46,517,208 shares of common stock outstanding as of September 30, 2000.
     3) The shares of Series A preferred stock are owned both directly and through the executives' shareholdings in Intracell Vaccines Limited. Each share of Series A preferred stock entitles the holder to 3,000 votes at a shareholder's meeting.
     4) Based upon 10,000 shares of Series A preferred stock outstanding as of September 30,2000.
     5) All of the outstanding shares of Intracell Vaccines Limited are owned equally by Dr. Gordon Skinner, Kevin Murray and John Palethorpe.


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

Dr Gordon Skinner and Mr Kevin Murray are directors of Intracell Vaccines Limited. Intracell Vaccines Limited is the holder of 11.5 percent of the Companys' common stock and 100 percent of the companies preferred A stock. All of the outstanding shares of Intracell Vaccines Limited are owned equally by Dr. Gordon Skinner, Kevin Murray and John Palethorpe.

ITEM 14. EXHIBITS

     The following additional exhibits are filed as part of this revised form 10-KSB for the Company's year ended September 30, 2000

          10.1 Licencse agreement between University of Birmingham and Intracell Vaccines Ltd dated November 5, 1998
          99.1 Certification of Kevin Murray, CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
          99.2 Certification of Sally Del Principe,  CFO,  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Hiv-Vac, Inc.
                                         (Registrant)

                                         By:  /s/ KEVIN MURRAY
                                            ------------------
                                            Kevin Murray
                                            President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                     By:  /s/KEVIN W MURRAY
October 22, 2002        -------------------
                        Director and CEO
                        Kevin Murray





                     By: /s/ SALLY DEL PRINCIPE
October 22, 2002        -----------------------
                        Director and CFO
                        Sally Del Principe

CERTIFICATIONS


I, Kevin Murray, certify that:

     1. I have reviewed this amended report on Form 10-KSB/A of HIV-VAC, Inc.;

     2. Based on my knowledge, this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Date:  October 22, 2002



/s/ Kevin Murray
----------------
Signature:
Title: President,  CEO

CERTIFICATION


I, Sally Del Principe, certify that:

1. I have reviewed this amended annual report on Form 10-KSB/A of HIV-VAC, Inc.;

2. Based on my knowledge, this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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