Form 10QSB/A
period 2000-12-31
HIV VAC INC
filed 2002-10-22
CIK 1082576

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 46,517,208 shares of common stock outstanding and 10,000 shares of preferred stock outstanding as of December 31, 2000.

                                   HIV-VAC Inc

                                   Form 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                        PAGE
Item 1.        Financial Statements:
                Condensed Balance Sheets...................................    1
                Condensed Statements of Operations.........................    2
                Condensed Statements of Cash Flows.........................    3
                Statement of Stockholders Equity ..........................    5
                Notes to Condensed Financial Statements....................    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations:
            Overview.......................................................   11
            Results of Operations..........................................   12
            Liquidity and Capital Resources................................   13


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings...........................................   13
Item 2.        Changes in Securities and Use of Proceeds...................   13
Item 3.        Defaults upon Senior Securities.............................   13
Item 4.        Submission of a Matter to a Vote of Security Holders........   13
Item 5         Other Information...........................................   13
Item 6.        Exhibits and Reports on Form 8-K............................   13

               Signature...................................................   14
               Certification...............................................   15
               Exhibits....................................................   17


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              December 31,    September 30,
                                                                  2000             2000
                                                             -------------    -------------
                                                              (unaudited)
Current Assets
  Cash                                                       $     111,222    $     151,208
  Note receivable                                                    7,875            3,553
                                                             -------------    -------------
          Total Current Assets                                     119,097          154,761
                                                             -------------    -------------
Furniture and Equipment                                             40,939           43,314
                                                             -------------    -------------

Other Assets
  Patent rights                                                    206,665          213,381
                                                             -------------    -------------

          Total Assets                                       $     366,701    $     411,456
                                                             =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                              $     140,000          140,000
  Accrued Liabilitues
  Related Parties                                                  280,603          210,604
  Accounts Payable                                                  44,211           44,408
                                                             -------------    -------------
          Total Current Liabilities                                464,814          395,012
                                                             -------------    -------------

Stockholders' Equity
  Preferred stock, non preferential $0.01 par value;
  1,000,000 shares authorized;
  10,000 shares issued and outstanding                                 100              100
  Common stock, $0.001 par value; 50,000,000 shares
  authorized;
  46,517,208 shares issued and outstanding at Dec 31
  2000 and Sept 30, 2000                                            46,517           46,518
  Additional paid-in capital                                     3,507,840        3,497,840
   Accumulated deficit                                          (3,643,246)      (3,517,007)
   Treasury Stock                                                   (1,767)          (1,767)
   Accumulated other loss                                           (7,557)          (9,240)
                                                             -------------    -------------
   Total Stockholders' Equity                                      (98,113)          16,444
          Total Liabilities and Stockholders' Equity         $     366,701    $     411,456
                                                             =============    =============


      See accompanying notes to unaudited condensed financial statements.


                   HIV-VAC, INC (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                              Period from
                                                                              January 10,
                                             Three months    Three months        1997
                                                ended           ended         (Inception)
                                             December 31,    December 31,     to December
                                                 2000            2000            2000
                                             ------------    ------------    ------------
Expenses

Research and Development expenses            $     87,977          80,580         659,637
General and Administration expenses                29,499          33,888       2,237,924
Amortisation and Depreciation                       9,090           3,854          42,119
Loss from disposal of assets                         --              --            30,195
                                             ------------    ------------    ------------
          Total Expenses                          126,566         118,322       2,969,875
                                             ------------    ------------    ------------

          Operating Loss                         (126,566)       (118,322)     (2,969,875)
                                             ------------    ------------    ------------

Other Income (Expenses)
  Other Expenses                                     --              --          (243,934)
  Interest income                                     327               3           2,744
                                             ------------    ------------    ------------
       Total Other Income (Expense)                   327               3        (241,190)

  Net Loss from continuing operations            (126,239)       (118,319)     (3,211,065)

Loss from discontinued operations                    --              --          (432,181)

   Net Loss from continuing operations       $   (126,239)       (118,319)     (3,643,246)
                                             ============    ============    ============

Basic Net Loss per Share

Common Share                                 $     (0.003)   $     (0.003)
                                             ============    ============

Weighted Average common shares outstanding     46,517,208      35,109,670




                    HIV-VAC, INC.(A DEVOPEMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Period from
                                                                                January 10,
                                               Three Months    Three Months        1997
                                                  Ended           Ended         (Inception)
                                               December 31,    December 31,     to December
                                                   2000            1999            2000
                                               ------------    ------------    ------------
Cash flows from operating activities;

  Net loss                                     $   (126,239)   $   (118,319)     (3,643,246)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and Depreciation expense             9,090           3,854          42,119
    Directors and Officers compensation              10,000            --            50,000
     Other expenses relating to Nouveaux               --              --           243,934
     Issue of stock for services                       --              --         1,350,000
      Issue of stock for licence                       --              --           635,500
     Loss from foreign currency translation           1,683            --            (7,557)

    Increase in notes receivable                     (4,323)        (10,019)         (7,875)
    Increase in accrued liabilities                  69,803          76,192         311,239
                                               ------------    ------------    ------------
             Net cash used by operating
                 Activities                         (39,986)        (48,292)     (1,025,886)
                                               ------------    ------------    ------------

  Cash flow from investing activities:

  Purchase of Patents                                  --              --           (85,000)
  Purchase of Treasury stock                           --              --            (1,767)
  Cash from acquisition                                --              --               272
  Purchase of furniture and equipment                 (--)          (10,258)        (47,496)
                                               ------------    ------------    ------------
    Net cash used by investing
                 Activities                           (--)          (10,258)       (133,991)
                                               ------------    ------------    ------------
Cash flows from financing activities:
    Proceeds from issue of preferred stock             --              --               100
    Proceeds from issuance of common stock             --              --           669,164
    Payment stockholders loan                          --              --              (272)
    Proceeds from notes payable                        --            50,000         140,000
    Proceeds from additional paid in capital           --              --           342,108

    Proceeds from subscription receivable              --           140,000            --
                                               ------------    ------------    ------------
             Net cash provided by financing
activities                                             --           190,000       1,151,100

             Net increase/(decrease) in cash        (39,986)        131,450          (8,777)





Cash at beginning of period                         151,208          10,898         120,000
                                               ------------    ------------    ------------

Cash at end of period                          $    111,222    $    142,348         111,223
                                               ============    ============    ============

Supplemental disclosure of cash flow
information
        Cash paid during the period for:
         Interest                              $       --      $       --
                                               ============    ============
         Income taxes                          $       --      $       --
                                               ============    ============

  Non Cash Transactions:
   Directors and Officers compensation         $     10,000            --            50,000

   Issue of common stock for Nouveaux merger   $       --              --           106,525
   Issue of common stock for licence           $       --              --           100,000
   Issue of common stock for patent fees       $       --              --           635,500

   Issue of common stock for LifePlan merger   $       --              --            50,000
   Issue of common shares for services         $       --              --         1,350,000
   Forgiveness of stockholder debt             $       --              --             7,227
                                               $       --              --              --



The accompanying notes are an integral part of the consolidated financial statement.


                                  HIV-VAC, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000.
                                   (UNAUDITED)



                                              Preferred Series A             Common Stock
                                          -------------------------   -------------------------     Treasury
                                             Shares        Amount        Shares        Amount         Stock
                                          -----------   -----------   -----------   -----------    -----------
Balance - September 30, 2000                   10,000           100    46,517,208        46,517         (1,767)

Net loss                                         --            --            --            --             --

Officers and Directors Compensation              --            --            --            --             --

Foreign currency translation adjustment          --            --            --            --             --
                                          -----------   -----------   -----------   -----------    -----------
Balance - March 31, 2000
                                               10,000   $       100    46,517,208   $    46,517    $    (1,767)
                                          ===========   ===========   ===========   ===========    ===========







                                                                      Accumulated
                                           Additional                    Other                        Total
                                            Paid in    Subscription  Comprehensive  Accumulated   Stockholders'
                                            Capital     Receivable   Income (Loss)    Deficit        Equity
                                          -----------  ------------  ------------   -----------    -----------

Balance - September 30, 2000                3,497,840          --          (9,240)   (3,517,007)        16,444
                                                                                                   -----------
Net loss                                         --            --            --        (126,239)      (126,239)

Officers and Directors Compensation            10,000          --            --            --           10,000

Foreign currency translation adjustment          --            --           1,683          --            1,683

                                                 --            --            --            --             --
                                          -----------   -----------   -----------   -----------    -----------

Balance - March 31, 2000                  $ 3,507,840   $      --     $    (7,557)  $(3,643,246)   $   (98,113)
                                          ===========   ===========   ===========   ===========    ===========


                                  HIV-VAC, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000.
                                   (UNAUDITED)

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

Development Stage Enterprise: HIV-VAC Inc reverted to a development stage enterprise when it disposed of its music recording assets (March 1999) and commenced the research and development of its HIV vaccine. The Company's principal activities since March 1999 have included defining and conducting research programs, conducting animal clinical trials, raising capital and researching ways to enhance the company's intellectual property. The Company has not yet commenced human trials.

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

Intangible Assets: Intangible assets consist of licensing rights and goodwill. The licensing rights are being amortized using the straight-line method over the remaining estimated economic useful life of 12 years commencing April 1999. Goodwill is being amortised over 5 years

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount

Cash and Cash Equivalents: For purposes of the cash flow statement, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  CONTINUED

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

Net Loss Per Common Share: Basic and dilued net loss per common share for the period ended December 31, 2000 and 1999 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:

                                               December 31,    September 30,
                                                   2000             2000
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          46,560           46,560
                                              -------------    -------------
                                                     47,496           47,496
  Less accumulated depreciation                      (6,557)          (4,182)
                                              -------------    -------------

     Net                                      $      40,939    $      43,314
                                              =============    =============

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:
                                               December 31,    September 30,
                                                   2000             2000
                                              -------------    -------------

  Licensing Rights                            $     185,000    $     185,000
  Goodwill                                           57,228           57,228
                                              -------------    -------------
  Total                                             242,228          242,228
  Less accumulated amortization                     (35,563)         (28,847)
                                              -------------    -------------
     Net                                      $     206,665    $     213,381
                                              =============    =============

Amortization expense for the three months ended December 31, 2000 and the year ended September 30, 2000, was $6,715 and $21,139 respectively.

NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 5,750,000 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to a proposed vaccine for AIDS/HIV developed by The University of Birmingham, UK.

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4  - LICENSING AGREEMENT CONTINUED

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

As part of the March 15, 1999 issuance of 5,750,000 shares to Intracell, the Company agreed to make advance minimum royalty payments of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are required for the duration of the patents.

The Company also issued stock options to the shareholders of Intracell to purchase a total of 30,000,000 shares of the Company's Common Stock, conditional on the outcome of three separate events. The options have not been valued because they are subject to contingencies.


NOTE 5 - STOCKHOLDERS' EQUITY

No common or preferred shares were issued during the period ended December 31, 2000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 1998, the Company entered into a lease agreement for laboratory facilities expiring on April 30, 2001. Rent expense for the years ended September 30, 2000, amounted to $14,773. The future minimum lease payments required under the lease is $26,000 for fiscal year 2001.

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

          None of the contingencies had been met at December 31, 2000. The options expire on April 1, 2004.

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At September 30, 2000, net operating losses of approximately $937,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $70,000 for of the three month period ended December 31, 2000 As of December 31, 2000 and September 30, 2000, the balance due to related party stockholders arising from the normal course of business was $280,603 and $210,604 respectively.

NOTE 9 - NOTES PAYABLE

At December 31, 2000 and September 30, 2000, the Company had unsecured notes of $140,000 and $140,000, respectively. The notes payable are interest free and are repayable when the Company has obtained $5 million in financing.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto appearing in Item 1 of this report. In addition to historical information, this report contains "forward-looking statements" that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect the Company's actual results including the performance of the Company's HIV vaccine which still needs to establish safety and efficacy in human trials. The HIV vaccine is the company's only product and the effectiveness of the vaccine is unknown. The commercialization of the product is dependent on the safety and effectiveness of the vaccine and will require regulatory approval before any commercialization can occur. This process could take up to 5 years. The Company is not likely to achieve any earnings until commercialization takes place. These risk factors, and other factors described under "Factors Affecting Future Results" and "Business" contained in the company's annual report on Form 10-KSB, among others, could cause results to differ materially from those presently anticipated by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

OVERVIEW

In April 1999, the Company acquired from Intracell Vaccines Ltd, the exclusive worldwide rights to a vaccine developed to combat AIDS. Terms of the acquisition included the issue of 5,750,000 common shares and 10,000 preferred shares to Intracell Vaccines Ltd, an anti-dilution provision in favor of Intracell Vaccines Ltd, and the issue of options totaling 30,000,000 common shares to the stockholders of Intracell Vaccines Ltd. In addition, HIV-VAC, Inc also agreed to provide funding of $5 Million towards the research and commercialization of the vaccine.

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

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 2000, we had a deficit of $3,643,246.

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

The Company estimates that it requires $5 Million over the next 12 months in order to commence human trials. Our future capital requirements depend on several factors, including the progress of our laboratory and Phase I/II clinical trials, the progress of internal research and development projects, the need for manufacturing facilities, the purchase of additional capital equipment; and the availability of government research grants.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999.

EXPENDITURE

Research and development expenses for the three months ended December 31, 2000 increased by $7,397 from $80,580 for the three months ended December 31, 1999 to $87,977 for the three months ended December 31, 2000. The increase was mainly due an increase in consulting costs. General and administrative expenses for the three months ended December 31, 2000 decreased by $4,389 from $33,888 for the three months ended December 31, 1999 to $29,499 for the three months ended December 31, 2000. The decrease in expenditure was mainly due to a reduction in travel expenses. Depreciation and amortization increased by $5,236 from $ 3,854 for the three months ended December 31, 1999 to $9,090 for the three months ended December 31, 2000. The increase was due to amortization of goodwill and fixed assets.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income increased by $324 from $3 for the three months ended December 31, 1999 to $327 for the three months ended December 31, 2000.

NET LOSS

Net loss for the three months ended December 31, 2000 was $126,239 compared to a loss of $118,319 for the three months ended December 31, 1999. The increase in the net loss was due to an increase in depreciation and amortization and a increase in research and development costs offset by a reduction in general and administration costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and notes receivable were $119,097 at December 31, 2000. Operations for the three months have been financed through a loan from Intracell Vaccines Limited and through the utilization of $39,986 in cash on hand.

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

                                                HIV-VAC Inc.
                                               (Registrant)


Dated: October 22 , 2002            By:  /s/  Kevin W Murray
                                       ---------------------------------
                                       Kevin W Murray
                                       President

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

       2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  October 22, 2002



/s/ Sally Del Principe
----------------------
Signature:
Title  Chief Financial Officer