Form 10QSB/A
period 2001-03-31
HIV VAC INC
filed 2002-10-22
CIK 1082576

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

                                  HIV-VAC, Inc.

                                   Form 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                        PAGE
Item 1.        Financial Statements:
                Condensed Balance Sheets...................................    2
                Condensed Statements of Operations.........................    3
                Condensed Statements of Cash Flows.........................    4
                Condensed Statement of Stockholders Equity.................    6
                Notes to Condensed Financial Statements....................    7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations:
                Overview...................................................   12
                Results of Operations......................................   13
                Liquidity and Capital Resources............................   15


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings...........................................   15
Item 2.        Changes in Securities and Use of Proceeds...................   15
Item 3.        Defaults upon Senior Securities.............................   15
Item 4.        Submission of a Matter to a Vote of Security Holders........   15
Item 5         Other Information...........................................   16
Item 6.        Exhibits and Reports on Form 8-K............................   16

               Signature...................................................   17
               Certification...............................................   18
               Exhibits  ..................................................   20


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                 March 31,     September 30,
                                                                   2001             2000
                                                              -------------    -------------
                                                               (unaudited)
Current Assets
  Cash                                                        $      83,194    $     151,208
  Note receivable                                                      --              3,553
                                                              -------------    -------------
          Total Current Assets                                       83,194          154,762
                                                              -------------    -------------
Furniture and Equipment                                              39,439           43,314
                                                              -------------    -------------

Other Assets
  Patent rights                                                     199,950          213,380
                                                              -------------    -------------
          Total Assets                                        $     322,583    $     411,456
                                                              =============    =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
  Notes payable                                               $     140,000          140,000
  Accrued liabilities
    Related Parties                                                 350,603          210,604
    Accounts Payable                                                 52,211           44,408
                                                              -------------    -------------
          Total Current Liabilities                                 542,814          395,012
                                                              -------------    -------------

Stockholders' Deficit
  Preferred stock, Non Preferential, $0.01 par value;
  1,000,000 shares authorized;
  10,000 shares issued and outstanding                                  100              100
  Common stock, $0.001 par value;
  50,000,000 shares authorized;
  46,517,208 shares issued and outstanding                           46,518           46,518
 Additional paid-in capital                                       3,517,840        3,497,840
 Accumulated Deficit                                             (3,775,365)      (3,517,007)
                                                                     (1,767)          (1,767)
 Accumulated other loss                                              (7,557)          (9,240)
                                                              -------------    -------------
   Total Stockholders' Deficit                                     (220,231)          16,444



Total Liabilities and Stockholders' Deficit                   $     322,583    $     411,456
                                                              =============    =============


      See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                                              Period from
                                                                                                              January 10,
                                             Three months    Three months     Six months      Six months          1997
                                                 ended           ended           ended           ended      (Inception) to
                                               March 31,       March 31,       March 31,       March 31,       March 31,
                                                  2001            2000            2001            2000            2001
                                             ------------    ------------    ------------    ------------    ------------

Cost of Sales                                $       --              --      $       --      $       --
                                             ------------    ------------    ------------    ------------


          Gross Profit                               --              --              --              --
                                             ------------    ------------    ------------    ------------

Expenses
Research and development expenditure              101,643          80,155         189,621         160,735         761,281

General and Administrative expenditure             21,680          19,971          51,179          53,859       2,289,799

Amortization & Depreciation                         9,135           5,169          18,225           9,023          51,254
                                             ------------    ------------    ------------    ------------    ------------

          Total Expenses                          132,458         105,295         259,025         223,617       3,102,334
                                             ------------    ------------    ------------    ------------    ------------


          Operating Loss                         (132,458)       (105,295)       (259,025)       (223,617)     (3,102,334)
                                             ------------    ------------    ------------    ------------    ------------

Other Income (Expenses)
  Other Expenses, Nouveaux                           --              --              --              --          (243,934)
  Interest income                                     340             749             667             752           3,084
                                             ------------    ------------    ------------    ------------    ------------

       Total Other Income (Expense)                   340             749             667             752        (240,850)

  Loss from discontinued operations                  --              --              --              --          (432,181)


          Net Loss                           $   (132,118)       (104,546)   $   (258,358)   $   (222,865)     (3,775,365)
                                             ============    ============    ============    ============    ============



Basic Net Loss Per Common Share              $     (0.003)   $     (0.003)   $     (0.006)   $     (0.006)
                                             ============    ============    ============    ============


Weighted Average common shares outstanding     46,517,208      35,211,272      46,517,208      35,211,272





       See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                        Period from
                                                     Six Months        Six Months       January 10,
                                                        Ended             Ended             1997
                                                      March 31,         March 31,      (Inception) to
                                                         2001              2000        March 31, 2001
                                                   --------------    --------------    --------------
Cash flows from operating activities;
  Net loss                                         $     (258,358)   $     (222,865)       (3,775,364)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and Depreciation expense                  18,225             9,023            51,254
    Directors and Officers Compensation                    20,000              --              60,000
    Expenses relating to Nouveaux acquisition                --                --             243,934
    Issue of stock for services                              --                --           1,350,000
    Issue of stock for licence                               --                --             635,500
   Loss from foreign currency translation                   1,683              --              (7,557)
   Decrease (Increase) in notes receivable                  3,553           (10,552)             --
    Increase in accrued liabilities                       147,802            84,698           389,239
                                                   --------------    --------------    --------------
             Net cash used by operating
                 Activities                               (67,095)         (139,696)       (1,052,994)
                                                   --------------    --------------    --------------

  Cash flow from investing activities:
   Purchase of patents                                       --                --             (85,000)
   Purchase of treasury stock                                --                --              (1,767)
  Cash from Acquisition                                      --                 272               272
  Purchase of furniture and equipment                        (920)          (29,584)          (48,416)
                                                   --------------    --------------    --------------

    Net cash used by investing  Activities                  (--)            (29,312)         (134,911)
                                                   --------------    --------------    --------------

Cash flows from financing activities:
    Proceeds from issue of preferred stock                   --                --                 100
    Proceeds from issuance of common stock                   --               1,673           669,164
    Proceeds from additional paid in capital                 --                --             342,108
    Payment of Stockholders Loan                             --                (272)             (272)
    Proceeds from notes payable                              --             125,000           140,000
    Proceeds from subscription receivable                    --             140,000              --
                                                   --------------    --------------    --------------

       Net cash provided by financing activities             --             266,401         1,151,100

             Net increase/(decrease) in cash              (68,015)           97,393

Cash at beginning of period                               151,210            10,898
                                                   --------------    --------------

Cash at end of period                              $       83,195    $      108,291
                                                   ==============    ==============




Supplemental disclosure of cash flow information
  Cash paid during the period for:

         Interest                                  $         --      $         --
                                                   ==============    ==============
         Income taxes                              $         --      $         --
                                                   ==============    ==============
  Non-cash transaction:

   Directors and Officers compensation             $      20,000             60,000
                                                   --------------    --------------
   Issue of common stock for Nouveaux merger       $         --             106,525
                                                   --------------    --------------
   Issue of common stock for licence               $         --             735,500
                                                   --------------    --------------
   Issue of common stock for LifePlan merger       $         --              50,000
                                                   --------------    --------------
   Issue of common shares for services             $         --           1,350,000
                                                   --------------    --------------
   Forgiveness of stockholder debt                 $         --               7,227
                                                   --------------    --------------










      See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                              Preferred Series A             Common Stock
                                          -------------------------   --------------------------     Treasury
                                             Shares        Amount        Shares         Amount         Stock
                                          -----------   -----------   -----------    -----------    -----------
Balance - September 30, 2000                   10,000           100    46,517,208         46,518         (1,767)

Net loss                                         --            --            --             --             --

Officers and Directors Compensation
Foreign currency translation adjustment          --            --            --             --             --

                                                 --            --            --             --             --
                                          -----------   -----------   -----------    -----------    -----------

Balance - March 31, 2001                       10,000   $       100    46,517,208    $    46,518    $    (1,767)
                                          ===========   ===========   ===========    ===========    ===========







                                                                      Accumulated
                                           Additional                    Other                          Total
                                            Paid in    Subscription  Comprehensive   Accumulated    Stockholders'
                                            Capital     Receivable   Income (Loss)     Deficit         Equity
                                          -----------   -----------   -----------    -----------    -----------
Balance - September 30, 2000                3,497,840          --          (9,240)    (3,517,007)        16,444
                                                                                                    -----------
Net loss                                         --            --            --         (258,358)      (258,357)

Officers and Directors Compensation            20,000          --            --             --           20,000

Foreign currency translation adjustment          --            --           1,683           --            1,683

                                                 --            --            --             --             --
                                          -----------   -----------   -----------    -----------    -----------

Balance - March 31, 2001                  $ 3,517,840   $      --     $    (7,557)   $(3,775,365)   $  (220,231)
                                          ===========   ===========   ===========    ===========    ===========


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

Development Stage Enterprise: HIV-VAC Inc reverted to a development stage enterprise when it disposed of its music recording assets (March 1999) and commenced the research and development of its HIV vaccine. The Company's principal activities since March 1999 have included defining and conducting research programs, conducting animal clinical trials, raising capital and researching ways to enhance the company's intellectual property. The Company has not yet commenced human trials

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2000 and 1999, the Company experienced a net loss of $2,628,432 and $212,460, respectively.

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

Intangible Assets: Intangible assets consist of licensing rights and goodwill. The licensing rights are being amortized using the straight-line method over the remaining estimated economic useful life of 12 years commencing April 1999. Goodwill is being amortized over 5 years

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  CONTINUED

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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended March 31, 2001 and 2000 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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


NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:
                                                  March 31,       September 30,
                                                     2001              2000
                                                ------------      ------------
  Furniture                                     $        936      $        936
  Equipment                                           47,480            46,560
                                                ------------      ------------
                                                      48,416            47,496
  Less accumulated depreciation                       (8,977)           (4,182)
                                                ------------      ------------

     Net                                        $     39,439      $     43,314
                                                ============      ============

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:
                                                  March 31,       September 30,
                                                     2001              2000
                                                ------------      ------------
  Licensing Rights                              $    185,000      $    185,000
  Goodwill                                            57,228            57,228
                                                ------------      ------------
  Total                                              242,228           242,228
  Less accumulated amortization                      (42,278)          (28,848)
                                                ------------      ------------
     Net                                        $    199,950      $    213,380
                                                ============      ============

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - INTANGIBLE ASSETS  CONTINUED

Amortization expense for the six months ended March 31, 2000 and the year ended September 30, 2000, was $18,225 and $21,139 respectively.

NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 5,750,000 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIIV developed by The University of Birmingham, UK.

In April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its shareholders to maintain an equity position of 60% of the common shares of the Company until the company had raised $5 million. Specifically, when the Company issues stock to others, the anti-dilution clause requires the Company to issue additional stock to Intracell so that Intracell maintains its 60% interest in the Company.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 1998, the Company entered into a lease agreement for laboratory facilities expiring on April 30, 2001. Rent expense for the years ended September 30, 2000, amounted to$14,773. The future minimum lease payments required under the lease is $13,000 for fiscal year 2001.

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

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $140,000 for of the six month periods ended March 31, 2001 and March 31, 2000. As of March 31, 2001 and September 30, 2000, the balance due to related party stockholders arising from the normal course of business was $350,603 and $210,604 respectively.

NOTE 9 - NOTES PAYABLE

At March 31, 2001 and September 30, 2000, the Company had unsecured notes of $140,000 and $140,000, respectively. The notes payable are interest free and are repayable when the Company has obtained $5 million in financing.

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

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2001, we had a deficit of $3,775,365.

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

The Company is also looking at other methods of financing, which include finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However , the Company is not currently negotiating with potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements.

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



RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH, 31 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2000

EXPENDITURE

Administration and research expenditure reduced by $2,680 from $53,859 for the six months ended March 31, 2000 to $51,179 for the six months ended March 31, 2001. The reduction was mainly due to a reduction in professional consulting fees. Research and development expenditure increased by $28,885 from $160,735 for the six months ended March 31, 2000 to $189,621 for the six months ended March 31, 2001. The increase was mainly due an increase in consulting costs. Amortization increased by $9,202 from $9,023 for the six months ended March 31, 2000 to $18,225 for the six months ended March 31, 2001. The increase was due to amortization of goodwill, and an increase in equipment.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income reduced by $85 from $752 for the six months ended March 31, 2000 to $667 for the six months ended March 31, 2001.

NET LOSS

Net loss for the six months ended March 31, 2001 was $258,358 compared to a loss of $222,865 for the six months ended March 31, 2000. The increase in net loss was due to an increase of research and development costs of $28,885, an increase in amortization of $9,202 offset by a reduction in general and administration costs of $2,680.



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

EXPENDITURE

Administration and research expenditure increased by $1,709 from $19,971 for the three months ended March 31, 2000 to $21,680 for the three months ended March 31, 2001. The increase was mainly due to an increase in professional consulting fees. Research and development expenditure increased by $21,488 from$ 80,155 for the three months ended March 31, 2000 to $101,643 for the three months ended March 31, 2001. The increase was mainly due an increase in consulting costs. Amortization increased by $3,966 from $5,169 for the three months ended March 31, 2000 to $9,135 for the three months ended March 31, 2001. The increase was due to amortization of goodwill, and an increase in equipment.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit. Interest income reduced by $409 from $749 for the three months ended March 31, 2000 to $340 for the three months ended March 31, 2001.

NET LOSS

Net loss for the three months ended March 31, 2001 was $132,118 compared to a loss of $104,546 for the three months ended March 31, 2000. The increase in the net loss was mainly due to an increase in research and development consulting costs.

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

None


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