Form 10QSB/A
period 2001-06-30
HIV VAC INC
filed 2002-10-22
CIK 1082576

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 47,172,208 shares of common stock outstanding and 10,000 shares of preferred stock outstanding as of June 30, 2001.

                                  HIV-VAC, Inc.

                                   Form 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                        PAGE
Item 1.        Financial Statements:
                Condensed Balance Sheets...................................    2
                Condensed Statements of Operations.........................    3
                Condensed Statements of Cash Flows.........................    4
                Condensed Statement of Sockholders Equity..................    6
                Notes to Condensed Financial Statements....................    7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations:
                Overview...................................................   12
                Results of Operations......................................   14
                Liquidity and Capital Resources............................   15

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings...........................................   15
Item 2.        Changes in Securities and Use of Proceeds...................   15
Item 3.        Defaults upon Senior Securities.............................   15
Item 4.        Submission of a Matter to a Vote of Security Holders........   15
Item 5         Other Information...........................................   16
Item 6.        Exhibits and Reports on Form 8-K............................   16

               Signature...................................................   16
               Certification...............................................   17
               Exhibits....................................................   18


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                 June 30,      September 30,
                                                                   2001             2000
                                                              -------------    -------------
                                                               (unaudited)
Current Assets
  Cash                                                        $      58,660    $     151,208
  Note receivable                                                      --              3,553
                                                              -------------    -------------
          Total Current Assets                                       58,660          154,761
                                                              -------------    -------------
Furniture and Equipment                                              37,017           43,314
                                                              -------------    -------------
Other Assets
  Patent rights                                                     193,234          213,381
                                                              -------------    -------------

          Total Assets                                        $     288,911    $     411,456
                                                              =============    =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                               $     140,000          140,000
Accrued liabilities
  Related Parties                                                   445,823          210,603
  AccountsPayable                                                    52,210           44,409
                                                              -------------    -------------
          Total Current Liabilities                                 638,033          395,012
                                                              -------------    -------------

Shareholders' Deficit
Preferred stock, $0.01 par value;
10,000,000 shares authorized;

10,000 shares issued and outstanding                                    100              100
Common stock, $0.001 par value; 500,000,000 shares
authorized;
47,172,208 shares issued and outstanding                             47,017           46,518
  Additional paid-in capital                                      3,547,340        3,497,840
  Accumulated Deficit                                            (3,934,255)      (3,517,007)
  Treasury Stock                                                     (1,767)          (1,767)
  Accumulated other comprehensive loss                               (7,557)          (9,240)
                                                              -------------    -------------
   Total Shareholder's Deficit                                     (349,122)          16,444

 Total Liabilities and Shareholder's  Deficit                 $     288,911    $     411,456
                                                              =============    =============




      See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       Period from
                                                                                                       January 10,
                                       Three months    Three months     Nine months     Nine months        1997
                                           ended           ended           ended           ended      (Inception) to
                                         June 30,        June 30,        June 30,        June 30,        June 30,
                                           2001            2000            2001            2000            2001
                                       ------------    ------------    ------------    ------------    ------------

Cost of Sales                          $       --              --      $       --      $       --              --
                                       ------------    ------------    ------------    ------------    ------------

          Gross Profit                         --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

Expenses
 General and Administration Costs            36,794         921,080          87,973         974,939       2,326,593
Research, general and administrative        113,290         141,085         302,910         301,820         874,570
  Amortization & Depreciation                 9,137           7,520          27,362          16,543          60,391
                                       ------------    ------------    ------------    ------------    ------------
          Total Expenses                    159,221       1,069,685         418,245       1,293,302       3,261,554
                                       ------------    ------------    ------------    ------------    ------------

          Operating Loss                   (159,221)     (1,069,685)       (418,245)     (1,293,302)     (3,261,554)
                                       ------------    ------------    ------------    ------------    ------------

Other Income (Expenses)
  Other expenses, Nouveaux                     --              --              --              --          (243,934)
  Interest income                               330             678             997           1,430           3,414
                                       ------------    ------------    ------------    ------------    ------------
 Total Other Income (Expense)                   330             678             997           1,430        (240,520)
                                       ------------    ------------    ------------    ------------    ------------

Loss from continuing operations            (158,891)     (1,069,007)       (417,248)     (1,291,872)     (3,502,074)

  Loss from discontinued operations            --              --              --              --          (432,181)

          Net Loss                     $   (158,891)     (1,069,007)   $   (417,248)   $ (1,291,872)     (3,934,255)
                                       ============    ============    ============    ============    ============


Basic Net Loss Per Common Share        $     (0.003)   $     (0.030)   $     (0.009)   $     (0.037)
                                       ============    ============    ============    ============

Weighted Average common shares
outstanding                              46,443,385      35,681,176      46,445,237      35,307,637





       See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Period from
                                                                                         January 10,
                                                       Nine Months      Nine Months          1997
                                                          Ended            Ended       (Inception) to
                                                         June 30,         June 30,         June 30,
                                                           2001             2000             2001
                                                      -------------    -------------    -------------
Cash flows from operating activities;
  Net loss                                            $    (417,248)   $  (1,291,872)      (3,934,255)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and Depreciation expense                    27,362           16,543           60,391
    Directors and Officers compensation                      30,000             --             70,000
    Issuance of stock for services                           20,000          675,000        1,370,000
    Issuance of Stock for Licence                              --            185,500          635,500
    Decrease (Increase) in notes receivable                   3,553           (5,552)            --
    Other expenses relating to Nouveaux acquisition            --               --            243,934
    Loss from foreign currency translation                    1,683             --             (7,557)



    Increase in accrued liabilities                         243,022          128,833          484,458
                                                      -------------    -------------    -------------
             Net cash used by operating
                 Activities                                 (91,628)        (291,548)      (1,077,529)
                                                      -------------    -------------    -------------

  Cash flow from investing activities:
    Purchase of Patents                                        --               --            (85,000)
    Purchase of  Treasury stock                                --               --             (1,767)
    Cash from Acquisition                                      --                272              272
    Purchase of furniture and equipment                        (920)         (32,037)         (48,416)
                                                      -------------    -------------    -------------

    Net cash used by investing  Activities                     (920)         (31,765)        (134,911)
                                                      -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from issue of preferred stock                     --               --                100
    Proceeds from issuance of common stock                     --            126,108          669,164
    Proceeds from notes payable                                --            125,000          140,000
    Proceeds from additional paid in capital                   --               --            342,108
    Payment od stockholders loan                               --               (272)            (272)
    Proceeds from subscription receivable                      --            140,000             --
                                                      -------------    -------------    -------------




       Net cash provided by financing activities               --            390,836        1,151,100

             Net increase/(decrease) in cash                (92,548)          67,523          (61,340)


Cash at beginning of period                                 151,208           10,898          120,000
                                                      -------------    -------------    -------------

Cash at end of period                                 $      58,660    $      78,421    $      58,660
                                                      =============    =============    =============

Supplemental  disclosure  of cash flow  information
  Cash paid during the period  for:
         Interest                                     $        --      $        --
                                                      =============    =============
         Income taxes                                 $        --      $        --
                                                      =============    =============

  Non-cash transaction:
   Directors and Officers compensation                       30,000             --             70,000
                                                      -------------    -------------    -------------
   Issue of common stock for Nouveaux merger                   --               --            106,525
                                                      -------------    -------------    -------------
   Issue of common stock for licence                           --               --            735,500
                                                      -------------    -------------    -------------
   Issue of common stock for LifePlan merger                   --               --             50,000
                                                      -------------    -------------    -------------
   Issue of common shares for services                         --               --          1,370,000
                                                      -------------    -------------    -------------
   Forgiveness of stockholder debt                             --               --              7,227
                                                      -------------    -------------    -------------










      See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)


                                              Preferred Series A             Common Stock
                                          -------------------------   --------------------------     Treasury
                                             Shares        Amount        Shares         Amount         Stock
                                          -----------   -----------   -----------    -----------    -----------
Balance - September 30, 2000                   10,000           100    46,517,208         46,517         (1,767)

Net loss                                         --            --            --             --             --
Officers and Directors Compensation
Foreign currency translation adjustment          --            --            --             --             --

Issue of stock for services                      --            --         500,000            500           --
                                          -----------   -----------   -----------    -----------    -----------

Balance - June  30, 2001                       10,000   $       100    47,017,208    $    47,017    $    (1,767)
                                          ===========   ===========   ===========    ===========    ===========





                                                                      Accumulated
                                           Additional                    Other                          Total
                                            Paid in    Subscription  Comprehensive   Accumulated    Stockholders'
                                            Capital     Receivable   Income (Loss)     Deficit         Equity
                                          -----------   -----------   -----------    -----------    -----------

Balance - September 30, 2000                3,497,840          --          (9,240)    (3,517,007)        16,444
                                                                                                    -----------
Net loss                                         --            --            --         (417,248)      (417,248)

Officers and Directors Compensation            30,000          --            --             --           30,000

Foreign currency translation adjustment          --            --           1,683           --            1,683

Issue of stock for services                    19,500          --            --             --           20,000
                                          -----------   -----------   -----------    -----------    -----------

Balance - June 30, 2001                   $ 3,547,340   $      --     $    (7,557)   $(3,934,255)   $  (349,122)
                                          ===========   ===========   ===========    ===========    ===========


                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   JUNE, 2001.
                                   (UNAUDITED)

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2001 and 2000, the Company experienced a net loss of $ 2,026,846 and $2,628,432 , respectively.

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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended June 30 2001, and 2000 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

Foreign Currency: The Company translates foreign currency transactions in accordance with the requirements of SFAS 52 "Foreign Currency Transaction", Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses.

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

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                  ( UNAUDITED)

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


NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:
                                                  June 30,      September 30,
                                                    2001             2000
                                               -------------    -------------
  Furniture                                    $         936    $         936
  Equipment                                           47,480           46,560
                                               -------------    -------------
                                                      48,416           47,496
  Less accumulated depreciation                      (11,399)          (4,182)
                                               -------------    -------------

     Net                                       $      37,017    $      43,314
                                               =============    =============

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:
                                                  June 30,      September 30,
                                                    2001             2000
                                               -------------    -------------
  Licensing Rights                             $     185,000    $     185,000
  Goodwill                                            57,228           57,228
                                               -------------    -------------
  Total                                              242,228          242,228
  Less accumulated amortization                      (48,994)         (28,847)
                                               -------------    -------------
     Net                                       $     193,234    $     213,381
                                               =============    =============

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - INTANGIBLE ASSETS  CONTINUED

Amortization expense for the six months ended June 30, 2001 and the year ended September 30, 2000, was $20,146 and $21,139 respectively.

NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell)whereby the Company issued 5,750,000 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIIV developed by The University of Birmingham, UK.

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

NOTE 5 - STOCKHOLDERS' EQUITY

On May 15, 2001, the Company increased the authorized share capital of common shares from 50 million to 500 million. The par value remained the same.

On May 16, 2001 the Company issued 500,000 common shares of common stock for an aggregate amount of $20,000 for consulting services.

 NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 2001, the Company entered into a lease agreement for laboratory facilities expiring on April 30, 2002. Rent expense for the years ended September 30, 2000, $14,773. The future minimum lease payments required under the lease is $13,000 for fiscal year 2001.

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

                                   HIV-VAC INC
                     NOTES TO THE FINANCIAL STAEMENTS(CONT)
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES(CONT)

               3. The option to purchase 10,000,000 Common Stock at $0.001 per share should the Company obtain FDA approval of its HIV vaccine.

          None of the contingencies had been met at December 31, 2000. The options expire on April 1, 2004.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At September 30, 2000, net operating losses of approximately $937,000 are available for carryforward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $210,000 for of the nine month periods years ended June 30, 2001and June 30, 2000. As of June 30, 2001 and September 30, 2000, the balance due to related party stockholders arising from the normal course of business was $445,823 and $210,603 respectively.

NOTE 9 - NOTES PAYABLE

At June 30, 2001 and September 30, 2000, the Company had unsecured notes of $140,000 and $140,000, respectively. The notes payable are interest free and are repayable when the Company has obtained $5 million in financing.

NOTE 10  -  SUBSEQUENT EVENTS.

On July 6, 2001, the Company declared at 1:100 reverse split of the Company's common stock effective July 22, 2001. This reduced the shares outstanding from 47,017,208 shares to 470,413 shares

On August 7, 2001, the Company amended its license agreement with Intracell. The amendment called for Intracell to waive its right to terminate the agreement due to the Company's failure to raise $1,500,000 pursuant to Section 9.1(b) of the agreement dated April 6, 1999 in exchange for the following:

          1)   3,000,000 shares of common stock

          2)   options to acquire 7,500,000 shares of the Company's common stock

The 3,000,000 shares were valued at $0.50 per share, the approximate closing price on August 7, 2001 or $1,500,000

On August 10, 2001, the Company sold 1,000,000 shares of its preferred stock, Series B, with attached warrants at par value of $0.01 per share, or $10,000. The preferred Series B stock converts to 20 million shares of the Company's common stock at 40 percent of the market value of the common stock based on a stated value. The warrants convert to 5,000,000 shares of the Company's common stock at $1.50 per share. In accordance with the Emerging Issues Task Force ("EITF") 98-5, the Company valued the beneficial conversion feature at the amount of the proceeds received from the sale of the stock ($10,000).

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

The Company has failed to honor the financial funding commitments of $5 million made to Intracell Vaccines Ltd under the assignment of license agreement dated April 6, 1999. Prior funding commitments made by investors have not materialized and the lack of funding has had a material effect on the Company's ability to proceed with research. The Company continues to rely on Intracell Vaccines Ltd continuing support. On July 16, 2001 the Company entered into an agreement with Intracell Vaccines Inc, whereby Intracell agreed to waive its right to terminate the assignment of licence agreement provided that the Company issue an additional 3,000,000 of its common shares to Intracell Vaccines Limited and 7,500,000 options to purchase shares of common stock of the Company. Such options shall vest in blocks of 2,500,000 upon the occurrence of certain events.

To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2001, we had a deficit of $3,934,255.

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

On August 10, 2001, the Company sold 1,000,000 shares of its preferred stock, Series B, with attached warrants at par value of $0.01 per share, or $10,000. The preferred Series B stock converts to 20 million shares of the Company's common stock at 40 percent of the market value of the common stock based on a stated value. The attached warrants convert to 5,000,000 shares of the Company's common stock at $1.50 per share.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE, 30 2001 COMPARED TO THE NINE MONTHS ENDED JUNE  30, 2000

EXPENDITURE

Research and administrative expenses for the nine months ended June 30, 2001 reduced by $ 886,966 from $974,939 for the nine months ended June 30 2000 to $87,973 for the nine months ended June 30, 2001. The reduction in administrative expenditure was the result of non recurring legal consulting costs incurred in 2001 of $675,000 and a reduction in license compensation costs of $185,500. Research and development costs increased by $1,090 from $301,820 for the nine months ended June 30, 2000 to $302,910 for the nine months ended June, 30, 2001. Amortisation increased by $ 10,819 from $16,543 for the nine months ended June 30 2000 to $27,362 for the nine months ended June 30, 2001. The amortization increase was due to the addition of fixed and intangible assets.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income reduced by $433 from $1,430 for the six months ended June 30, 2000 to $997 for the nine months ended June 30, 2001.

NET LOSS

Net loss for the nine months ended June 30, 2001 was $417,248 compared to a loss of $1,291,872 for the nine months ended June 30, 2000. The reduction in net loss was mainly due to the non recurring legal consulting fees and licence fees.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2001  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2000.

EXPENDITURE

General and administrative expenses for the three months ended June 30, 2001 reduced by $884,106 from $921,080 for the three months ended June 30, 2000 to $36,794 for the three months ended June 30, 2001. The reduction in expenditure was mainly due to a non recurring legal consulting expense of $695,000, a reduction in licensing costs of $185,500 and a reduction in audit fees of $28,115. Research and development expenses reduced by $27,795 from $141,085 for the three months ended June 30, 2000 to $113,290 for the three months ende Jube 30, 2001. The reduction in research expenditure was a result of a reduction on consulting costs.

Amortization increased by $ 1,617 from $7,520 for the three months ended June 30 2000 to $9,137 for the three months ended June 30, 2001. The amortization increase was due to the addition of assets.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit. Interest income reduced by $348 from $678 for the three months ended June 30, 2000 to $330 for the three months ended June 30, 2001.

NET LOSS

Net loss for the three months ended June 30, 2001 was $158,891 compared to a loss of $1,069,007 for the three months ended June 30, 2000. The decrease in the net loss was mainly due to a decrease in both legal consulting fees and license fees.

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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 15, 2001, the Company increased the authorized share capital of the common shares from 50 million to 500 million. The par value remained the same.

On May 16, 2001, the company issued 500,000 common shares with par value of $.001 for research consulting services. The shares were issued at $0.04 each.

On July 6, 2001, the Company reverse split its common shares by a ratio of 1:100.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The company increased the authorized share capital of common shares from 50 million to 500 million through the written consent of shareholders dated 15 May 2001.

ITEM 5.        OTHER INFORMATION

On August 10, 2001, the Company sold 1,000,000 shares of its preferred stock, Series B, with attached warrants at par value of $0.01 per share, or $10,000. The preferred Series B stock converts to 20 million shares of the Company's common stock at 40 percent of the market value of the common stock based on a stated value. The attached warrants convert to 5,000,000 shares of the Company's common stock at $1.50 per share.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits    Description
--------    -----------

3.1         Articles of Incorporation(1)
3.2         Amended Articles of Incorporation(1)
3.3         By-Laws(1)
3.4 Certificate of Amendment to Certificate of Incorporation, dated as of May 15, 2001.
10.1        LifePlan merger(2)
99.1 Certification of Kevin Murray, CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2        Certification  of Sally Del  Principe,  CFO,  pursuant  to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  section  906  of  the
            Sarbanes-Oxley Act of 2002
-------------------------------------------------------
(1) Included and Filed in Form 10QSB filed May 16, 2000

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

                                                    HIV-VAC Inc.
                                                   (Registrant)


Dated: October 22, 2002                  By:  /s/  Kevin W Murray
                                            -----------------------------
                                            Kevin W Murray, President

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