Form 10QSB/A
period 2001-12-31
HIV VAC INC
filed 2002-10-22
CIK 1082576

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

                                   HIV-VAC Inc

                                   Form 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                        PAGE
Item 1.        Financial Statements:
                Condensed Balance Sheets...................................    2
                Condensed Statements of Operations.........................    3
                Condensed Statements of Cash Flows.........................    4
                Condensed Statement of Stochholders Equity.................    6
                Notes to Condensed Financial Statements....................    7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations:
                Overview...................................................   12
                Results of Operations......................................   13
                Liquidity and Capital Resources............................   14


PART II.       OTHER INFORMATION

Item 1         Legal Proceedings...........................................   14

Item 2.       Changes in Securities and Use of Proceeds....................   14

Item 3.        Defaults upon senior securities.............................   14

Item 4          Submission of a matter to a vote of security holders.......   14

Item 5.        Other Information...........................................   14

Item 6.        Exhibits and Reports on Form 8-K............................   14
               Signature...................................................   15
               Certification...............................................   16
               Exhibits ...................................................   18


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                   December 31,     September 30,
                                                                        2001              2001
                                                                  --------------    --------------
Current Assets
  Cash and equivalents                                            $       19,554    $       41,427
  Note receivable
                                                                            --                --
                                                                  --------------    --------------
     Total current assets                                                 19,554            41,427
                                                                  --------------    --------------

Furniture and equipment, net                                              32,767            35,034
                                                                  --------------    --------------
Other Assets
  Intangible assets, net                                                 179,803           186,519
                                                                  --------------    --------------
Total assets                                                      $      232,124    $      262,980
                                                                  ==============    ==============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Notes payable                                                   $      140,000    $      140,000
  Accrued liabilities:
     Related parties                                                     609,397           521,514
     Accounts payable                                                     45,778            39,838
                                                                  --------------    --------------
     Total Current Liabilities                                           795,175           701,352
                                                                  --------------    --------------
Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value;10,000,000 shares
authorized
         Series A, non-preferential; 10,000 issued and
         outstanding                                                         100               100
         Series B, convertible, non-preferential; 1,000,000
         and outstanding                                                  10,000            10,000
  Common stock, $0.001 par value; 500,000,000 shares
    authorized; 3,470,413 and 465,172 shares issued
    and outstanding, respectively                                          3,470             3,470
  Additional paid in capital                                           5,120,888         5,110,888
  Deficit accumulated during the development stage                    (5,687,780)       (5,553,853)
  Treasury stock, at cost; 101,600 common stock                           (1,767)           (1,767)
  Accumulated other comprehensive loss                                    (7,960)           (7,210)
                                                                  --------------    --------------
    Total stockholders' equity (deficit)                                (563,049)         (438,372)
                                                                  --------------    --------------
     Total liabilities and stockholders' equity (deficit)         $      232,126    $      262,980
                                                                  ==============    ==============


      See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED DECEMBER 31, 2001, 2000 AND
              FOR THE PERIOD FROM JANUARY 10, 1997 (INCEPTION) TO
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                  Period from
                                                    Quarter         Quarter     January 10, 1997
                                                     Ended           Ended       (Inception) to
                                                  December 31,    December 31,    December 31,
                                                      2001            2000            2001
                                                  ------------    ------------    ------------
Expenses
  Research and development costs                        79,438          87,977       1,034,582
  General and administrative                            30,611          24,299         277,324
  Legal fees                                            10,000            --         1,429,349
  Licensing fees                                          --              --           635,500
  Patent fees                                            5,210            --         1,520,369
  Depreciation and amortization                          8,982           9,090          78,073
  Loss from disposal of assets                            --              --            30,195
                                                  ------------    ------------    ------------
                                                       134,241         126,566       5,005,391
                                                  ------------    ------------    ------------

    Loss from operations                              (134,241)       (126,566)     (5,005,391)
                                                  ------------    ------------    ------------

Other Income (Expense)
  Other expenses                                          --              --          (243,934)
  Interest income                                          313             327           3,726
                                                  ------------    ------------    ------------
    Total other income (expense)                           313             327        (240,208)
                                                  ------------    ------------    ------------

    Loss from continuing operations                   (133,928)       (126,239)     (5,245,659)


Loss from discontinued operations                         --              --          (432,181)
                                                  ------------    ------------    ------------
      Net loss                                        (133,928)       (126,239)     (5,677,780)
                                                  ============    ============    ============

Loss per weighted-average share of common
  stock outstanding - basic and diluted           $      (0.04)   $      (0.27)
                                                  ============    ============
Weighted average number of common shares
  outstanding during period - basic and diluted      3,470,413         465,172
                                                  ============    ============



                                 HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED DECEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM
          JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2001 (UNAUDITED)





                                                           Period from
                                                        January 10, 1997     For the Three Months Ended
                                                         (Inception) to    -----------------------------
                                                           December 31,     December 31,    December 31,
                                                               2001             2001            2000
                                                          -------------    -------------   -------------
Cash Flows From Operating Activities:
  Net loss                                                $  (5,677,781)   $    (133,928)  $    (126,239)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Amortization and depreciation                                78,074            8,983           9,089
    Officers' compensation capitalized                           90,000           10,000          10,000
    Other expenses relating to Noveaux acquisition              243,934             --              --
    Issuance of stock for services                            1,370,000             --              --
    Issuance of stock for licensing fees                        635,500             --              --
    Issuance of stock for patent fees                         1,500,000             --              --
    Loss from foreign currency translation                       (7,961)            (751)          1,683
    Decrease (increase) in note receivable                         --               --            (4,323)
    (Decrease) in notes payable                                    --               --              --
    Increase in accrued liabilities                             641,699           93,823          69,802
                                                          -------------    -------------   -------------
Net Cash Used in Operating Activities                        (1,126,535)         (21,873)        (39,988)
                                                          -------------    -------------   -------------

Cash Flow From Investing Activities:
  Purchase of patent rights                                     (85,000)            --              --
  Purchase of furniture and equipment                            48,416)            --              --
  Purchase of treasury stock                                     (1,767)            --              --
  Cash acquired in acquisition                                  120,272             --              --
                                                          -------------    -------------   -------------

Net Cash Used in Investing Activities                           (14,911)            --              --
                                                          -------------    -------------   -------------

Cash Flows from Financing Activities:

  Proceeds from issue of preferred stock series B                10,000             --              --
  Proceeds from issuance of common stock                        669,164             --              --
  Preferred dividends paid                                         --               --              --
  Proceeds from notes payable                                   140,000             --              --
  Subscription receivable                                          --               --              --
  Payment of stockholder's loan                                    (272)            --              --
  Proceeds from additional paid in capital                      342,108             --              --
                                                          -------------    -------------   -------------

Net Cash Provided by Financing Activities                     1,161,000             --              --
                                                          -------------    -------------   -------------

Net increase (decrease) in cash                                  19,554          (21,873)        (39,988)

Cash and equivalents at beginning of period                        --             41,427         151,210
                                                          -------------    -------------   -------------
Cash and equivalents at end of period                     $      19,554    $      19,554   $     111,222
                                                          =============    =============   =============




                                                           Period from
                                                        January 10, 1997     For the Three Months Ended
                                                         (Inception) to    -----------------------------
                                                           December 31,     December 31,    December 31,
                                                               2001             2001            2000
                                                          -------------    -------------   -------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                                                $        --     $        --      $        --
                                                          =============    =============   =============
  Income taxes                                            $        --     $        --      $        --
                                                          =============    =============   =============
Non Cash Transactions:
  Capitalized officers' compensation                      $      90,000    $      10,000   $      10,000
                                                          =============    =============   =============
  Issuance of common shares for Noveaux merger            $     106,525    $        --     $        --
                                                          =============    =============   =============
  Issuance of common shares for license                   $     735,500    $        --     $        --
                                                          =============    =============   =============

  Issuance of common shares for patent fees               $   1,500,000    $        --     $        --
                                                          =============    =============   =============
  Issuance of common shares for LifePlan merger           $      50,000    $        --     $        --
                                                          =============    =============   =============
  Issuance of common shares for services                  $   1,370,000    $        --     $        --
                                                          =============    =============   =============
  Preferred B stock dividend                              $      10,000    $        --     $        --
                                                          =============    =============   =============
  Forgiveness of stockholder debt                         $       7,227    $        --     $        --
                                                          =============    =============   =============



                                  HIV-VAC, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)


                                                          Common Stock
                                          ----------------------------------------------
                                            Pref A                  Pref B                                         Treasury
                                            Shares       Amt        Share         Amt        Shares      Amount      Stock
                                          ---------   ---------   ---------    ---------   ---------   ---------   ---------
Balance - September 30, 2001                 10,000         100      10,000          100   3,470,413       3,470      (1,767)

Net loss                                       --          --          --           --          --          --          --

Officers and Directors Compensation            --          --          --           --          --          --          --

Foreign currency translation adjustment        --          --          --           --          --          --          --

Issue of stock for services                    --          --          --           --          --          --          --
                                          ---------   ---------   ---------    ---------   ---------   ---------   ---------

Balance - December 31, 2001                  10,000   $     100   1,000,000       10,000   3,470,413   $   3,470   $  (1,767)
                                          =========   =========   =========    =========   =========   =========   =========



                                                                      Accumulated
                                           Additional                    Other                          Total
                                            Paid in    Subscription  Comprehensive   Accumulated    Stockholders'
                                            Capital     Receivable   Income (Loss)     Deficit         Equity
                                          -----------   -----------   -----------    -----------    -----------
Balance - September 30, 2001                5,110,888          --          (7,210)    (5,553,853)      (438,372)
                                                                                                    -----------
Net loss                                         --            --            --         (133,927)      (133,927)

Officers and Directors Compensation            10,000          --            --             --           10,000

Foreign currency translation adjustment          --            --            --             --             --

Issue of stock for services                      --            --            (750)          --             (750)
                                          -----------   -----------   -----------    -----------    -----------

Balance - December 31, 2001               $ 5,120,888   $      --     $    (7,960)   $(5,687,780)   $  (563,049)
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

Development Stage Enterprise: HIV-VAC Inc reverted to a development stage enterprise when it disposed of its music recording assets (March 1999) and commenced the research and development of its HIV vaccine. The Companys' principal activities since March 1999 have included defining and conducting research programs, conducting animal clinical trials, raising capital and researching ways to enhance the company's intellectual property. The Company has not yet commenced human trials..

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2001 and 2000, the Company experienced a net loss of $2,026,846 and $2,628,432, respectively.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for
Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the years ended September 30, 2001 and 2000.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended December 31 2001, and 2000 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:

                                               December 31,    September 30,
                                                   2001             2001
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,840
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (15,653)         (13,382)
                                              -------------    -------------
     Net                                      $      32,767    $      35,034
                                              =============    =============

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:
                                               December 31,    September 30,
                                                   2001             2001
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000
  Goodwill                                           57,228           57,228
                                              -------------    -------------
  Total                                             242,228          242,228
  Less accumulated amortization                     (62,425)         (55,709)
                                              -------------    -------------
     Net                                      $     179,803    $     185,519
                                              =============    =============

Amortization expense for the three months ended December 31, 2001 and the year ended September 30, 2001, was $8,982 and $36,062 respectively.

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

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - STOCKHOLDERS' EQUITY

No stocks were issued by the company during the three months ended December 31, 2001.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 2001, the Company entered into a lease agreement for laboratory facilities expiring on April 30, 2002. Rent expense for the years ended September 30, 2001,were $23,480. The future minimum lease payments required under the lease is $13,000 for fiscal year 2002.

     b)   Stock Options.

     On March 15, 1999, the Company entered into a stock option agreement in which the Company granted to Intracell options to purchase an aggregate of 300,000 shares under three separate conditional events. The Company authorized the exercise of the options as follows:

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

None of the contingencies had been met at December 31, 2001. The options expire on April 1, 2004.

On August 7, 2001, the Company provided Intracell with three options to acquire a total of of 7,500,000 shares as follows:

          1. 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin.

          2. 2,500,000 shares of common stock at $1.00 per share when Phase 3 human trials begin.

          3. 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government.

None of the contingencies had been met at December 31, 2001. The options expire on April 1, 2004.

Warrants - On August 10, 2001, the Company issued stock warrants to acquire 5,000,000 shares of the Company's common stock at $1.50 per share. The warrants expire in August 2003.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At September 30, 2001, net operating losses of approximately $937,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $70,000 for of the each three month periods years ended December 31, 2001 and December 31, 2000. As of December 31, 2001 and September 30, 2001, the balance due to related party stockholders arising from the normal course of business was $609,397 and $521,514 respectively.

NOTE 9 - NOTES PAYABLE

At December 31, 2001 and September 30, 2001, the Company had unsecured notes of $140,000 and $140,000, respectively. The notes payable are interest free and are repayable when the Company has obtained $5 million in financing.

NOTE 10  -  SUBSEQUENT EVENTS.

In January, 2002, the company re-purchased the Preferred series "B" stock and warrants issued to Bromely Holdings Inc in August 2001.

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

     To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of December 31,2001, we had a deficit of $5,677,783.

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

     The Company does not currently have the financing required to preceed with human trials, and is currently in negotiations with a financing group to provide an equity line of $5 million. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However, the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements.

     Subsequent to December 31, 2001, the Company has repurchased all of the outstanding Preferred Series B shares and warrants issued to Bromely Holdings Inc in August. 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000.

EXPENDITURE

Research and development costs for the three months ended December 31, 2001 decreased by $8,539 from $87,977 for the three months ended December 31, 2000 to $79,438 for the three months ended December 31, 2001. The decrease in expenditure was due to a reduction in expenditure in order to conserve cash. Administrative expenditure increased by $6,312 from $24,299 for the quarter ended December 31, 2001 to $30,611 for the quarter ended December 31, 2001. The increase was primarily due to an increase in audit fees associated with the Company's SEC filings. In addition the Company incurred patent fees and legal fees amounting to $15,210 during the quarter ended December 31, 2001.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income decreased by $14 from $327 for the three months ended December 31, 2000 $313 for the three months ended December 31, 2001.

NET LOSS

Net loss for the three months ended December 31, 2001 was $133,928 compared to a loss of $126,239 for the three months ended December 31, 2000. The decrease in the net loss was due to a slight reduction in research costs offset by higher legal and audit costs.

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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

The company has not issued or redeemed any securities during the three months ended December 31, 2001. In January 2001, the Company re-purchase the Preferred series "B" stock and warrants which were issued to Bromely Holdings Inc in August 2001.

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

                                                    HIV-VAC Inc.
                                                   (Registrant)


Dated: October 22, 2002                    By:  /s/  Kevin W Murray
                                             ----------------------------
                                             Kevin W Murray
                                              President

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