Form 10QSB/A
period 2002-03-31
HIV VAC INC
filed 2002-10-22
CIK 1082576

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

                                   HIV-VAC Inc

                                   Form 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                              PAGE
Item 1.  Financial Statements:
          Condensed Balance Sheets...........................................  2
          Condensed Statements of Operations.................................  3
          Condensed Statements of Cash Flows.................................  4
          Condensed Statement of Stockholders Equity.........................  6
          Notes to Condensed Financial Statements............................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations:
          Overview........................................................... 13
          Results of Operations.............................................. 14
          Liquidity and Capital Resources.................................... 14


PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................... 16
Item 3.   Defaults upon senior securities.................................... 16
Item 4    Submission of a matter to a vote of security holders .............. 16
Item 5.   Other Information ................................................. 16
Item 6.   Exhibits and Reports on Form 8-K................................... 16
          Signature.......................................................... 17
          Certification ..................................................... 18
          Exhibits .......................................................... 20


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                            September 30,
                                                                        March 31, 2002            2001
                                                                        ---------------    ---------------
                                                                          (unaudited)
Current Assets
  Cash and equivalents                                                  $         8,064    $        41,427
  Prepaid expenses                                                               54,191               --
  Note receivable                                                                  --                 --
                                                                        ---------------    ---------------
    Total current assets                                                         62,255             41,427
                                                                        ---------------    ---------------

Furniture and equipment, net                                                     30,500             35,034
                                                                        ---------------    ---------------

Other Assets
  Intangible assets, net                                                        175,949            186,519
                                                                        ---------------    ---------------
Total assets                                                            $       268,704    $       262,980
                                                                        ===============    ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Notes payable                                                       $       140,000    $       140,000
    Accrued liabilities:
      Related parties                                                           709,655            521,514
      Accounts payable                                                          126,592             39,838
                                                                        ---------------    ---------------
      Total Current Liabilities                                                 976,247            701,352
                                                                        ---------------    ---------------
Stockholders' Equity (Deficit)
  Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    Series A, non-preferential; 10,000 shares issued and outstanding                100                100
    Series B, convertible, non-preferential; 1,000,000 shares issued
        and outstanding                                                          10,000             10,000
  Common stock, $0.001 par value; 500,000,000 shares authorized;
    3,620,413 and 3,470,413 shares issued & outstanding, respectively             3,620              3,470
  Additional paid in capital                                                  5,153,238          5,110,888
  Deficit accumulated during the development stage                           (5,854,400)        (5,553,853)
  Treasury stock, at cost;
    Common stock, 101,600 and 101,600 shares, respectively                       (1,767)            (1,767)
    Preferred stock, 1,000,000 and -0- shares respectively                      (10,000)              --
  Accumulated other comprehensive loss                                           (8,334)            (7,210)
                                                                        ---------------    ---------------
    Total stockholders' equity (deficit)                                       (707,543)          (438,372)
                                                                        ---------------    ---------------
    Total liabilities and stockholders' equity (deficit)                $       268,704    $       262,980
                                                                        ===============    ===============




                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                  Period from       For the Three Months Ended         For the Six Months Ended
                                               January 10, 1997   -------------------------------   -------------------------------
                                                (Inception) to
                                                March 31, 2002    March 31, 2002   March 31, 2001   March 31, 2002   March 31, 2001
                                                --------------    --------------   --------------   --------------   --------------
Expenses
  Research, general and administrative          $    3,933,864    $       71,322   $       21,680   $      117,142   $       51,179
  Research and Development costs                     1,123,802            89,219          101,643          168,657          189,620
  Depreciation and amortization                         84,195             6,121            9,135           15,104           18,225
  Loss from disposal of assets                          30,195              --               --               --               --
                                                --------------    --------------   --------------   --------------   --------------
                                                     5,172,056           166,662          132,458          300,903          259,025
                                                --------------    --------------   --------------   --------------   --------------

    Loss from operations                            (5,172,056)         (166,662)        (132,458)        (300,903)        (259,025)
                                                --------------    --------------   --------------   --------------   --------------

Other Income (Expense)
  Other expenses                                      (243,934)             --               --               --               --
  Interest income                                        3,771                43              340              356              667
                                                --------------    --------------   --------------   --------------   --------------
    Total other income (expense)                      (240,163)               43              340              356              667
                                                --------------    --------------   --------------   --------------   --------------

    Loss from continuing operations                 (5,412,219)         (166,619)        (132,118)        (300,547)        (258,358)


Loss from discontinued operations                     (432,181)             --               --               --               --
                                                --------------    --------------   --------------   --------------   --------------

      Net loss                                  $   (5,844,400)   $     (166,619)  $     (132,118)  $     (300,547)  $     (258,358)
                                                ==============    ==============   ==============   ==============   ==============


Loss per weighted-average share of common
  stock outstanding - basic and diluted                           $        (0.05)  $        (0.28)  $        (0.09)  $        (0.56)
                                                                  ==============   ==============   ==============   ==============

Weighted average number of common shares
  outstanding during period - basic and diluted                        3,488,746          464,156        3,488,746          464,156
                                                                  ==============   ==============   ==============   ==============



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                 JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2002
                                   (UNAUDITED)





                                                        Period from
                                                      January 10, 1997       For the Six Months Ended
                                                       (Inception) to    --------------------------------
                                                       March 31, 2002    March 31, 2002    March 31, 2001
                                                       --------------    --------------    --------------
Cash Flows From Operating Activities:
  Net loss                                             $   (5,844,400)   $     (300,547)   $     (258,358)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                             84,195            15,104            18,225
     Officers' compensation capitalized                       100,000            20,000            20,000
     Other expenses relating to Nouveaux acquisition          243,934              --                --
     Issuance of stock for services                         1,392,500            22,500              --
     Issuance of stock for licensing fees                     635,500              --                --
     Issuance of stock for patent fees                      1,500,000              --                --
     (Loss) gain from foreign currency translation             (8,334)           (1,124)            1,683
     Increase in prepaid expenses                             (54,191)          (54,191)             --
     Decrease (increase) in note receivable                      --                --               3,552
     (Decrease) in notes payable                                 --                --                --
     Increase in accrued liabilities                          822,771           274,895           147,801
                                                       --------------    --------------    --------------
Net Cash Used in Operating Activities                      (1,128,025)          (23,363)          (67,097)
                                                       --------------    --------------    --------------

Cash Flow From Investing Activities:
   Purchase of patent rights                                  (85,000)             --                --
   Purchase of furniture and equipment                        (48,416)             --                (919)
   Purchase of treasury stock                                 (11,767)          (10,000)             --
   Cash acquired in acquisition                               120,272              --                --
                                                       --------------    --------------    --------------

Net Cash Used in Investing Activities                         (24,911)          (10,000)             (919)
                                                       --------------    --------------    --------------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B             10,000              --                --
   Proceeds from issuance of common stock                     669,164              --                --
   Proceeds from notes payable                                140,000              --                --
   Payment of stockholder's loan                                 (272)             --                --
   Proceeds from additional paid in capital                   342,108              --                --
                                                       --------------    --------------    --------------
Net Cash Provided by Financing Activities                   1,161,000              --                --
                                                       --------------    --------------    --------------


Net increase (decrease) in cash                                 8,064           (33,363)          (68,016)
Cash and equivalents at beginning of period                      --              41,427           151,210
                                                       --------------    --------------    --------------
Cash and equivalents at end of period                  $        8,064    $        8,064    $       83,194
                                                       ==============    ==============    ==============






                                  HIV-VAC, INC.
                          (A Development Stage Company)
                    CONDENSED STATEMENTS OF CASH FLOWS (Cont)
    FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                 JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2002
                                   (UNAUDITED)

                                                        Period from
                                                      January 10, 1997       For the Six Months Ended
                                                       (Inception) to    --------------------------------
                                                       March 31, 2002    March 31, 2002    March 31, 2001
                                                       --------------    --------------    --------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                            $         --      $         --      $         --
                                                       ==============    ==============    ==============
   Income taxes                                        $         --      $         --      $         --
                                                       ==============    ==============    ==============
Non Cash Transactions:
   Capitalized officers' compensation                  $      100,000    $       20,000    $       20,000
                                                       ==============    ==============    ==============
   Issuance of common shares for Nouveaux merger       $      106,525    $         --      $         --
                                                       ==============    ==============    ==============
   Issuance of common shares for license               $      735,500    $         --      $         --
                                                       ==============    ==============    ==============

   Issuance of common shares for patent fees           $    1,500,000    $         --      $         --
                                                       ==============    ==============    ==============
   Issuance of common shares for LifePlan merger       $       50,000    $         -       $         --
                                                       ==============    ==============    ==============
   Issuance of common shares for services              $    1,392,500    $       22,500    $         --
                                                       ==============    ==============    ==============
   Preferred B stock dividend                          $       10,000    $         --      $         --
                                                       ==============    ==============    ==============
   Forgiveness of stockholder debt                     $        7,227    $         --      $         --
                                                       ==============    ==============    ==============




                                  HIV-VAC, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                               Preferred A              Preferred B             Common Stock
                                          ---------------------   ----------------------   ---------------------   Treasury
                                            Shares       Amt        Share         Amt        Shares      Amount      Stock
                                          ---------   ---------   ---------    ---------   ---------   ---------   ---------
Balance - September 30, 2001                 10,000         100      10,000       10,000   3,470,413       3,470      (1,767)

Net loss                                       --          --          --           --          --          --          --

Officers and Directors Compensation            --          --          --           --          --          --          --

Foreign currency translation adjustment        --          --          --           --          --          --          --

Purchase of Treasury Stock                     --          --          --           --          --          --       (10,000)

Issue of stock for services                    --          --          --           --       150,000         150        --
                                          ---------   ---------   ---------    ---------   ---------   ---------   ---------
Balance - March 31, 2002                     10,000   $     100   1,000,000       10,000   3,620,413   $   3,620   $ (11,767)
                                          =========   =========   =========    =========   =========   =========   =========



                                                                      Accumulated
                                           Additional                    Other                          Total
                                            Paid in    Subscription  Comprehensive   Accumulated    Stockholders'
                                            Capital     Receivable   Income (Loss)     Deficit         Equity
                                          -----------   -----------   -----------    -----------    -----------
Balance - September 30, 2001                5,110,888          --          (7,210)    (5,553,853)      (438,372)
                                                                                                    -----------
Net loss                                         --            --            --         (300,547)      (300,547)

Officers and Directors Compensation            20,000          --            --             --           20,000

Foreign currency translation adjustment          --            --          (1,124)          --           (1,124)

Purchase of Treasury Stock                       --            --             --            --          (10,000)

Issue of stock for services                    22,350          --            --             --           22,500
                                          -----------   -----------   -----------    -----------    -----------
Balance - March 31, 2002                  $ 5,153,238   $      --     $    (8,334)   $(5,854,400)   $  (707,543)
                                          ===========   ===========   ===========    ===========    ===========


                                  HIV-VAC, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Intangible Assets: Intangible assets consist of licensing rights and goodwill. The licensing rights are being amortized using the straight-line method over the remaining estimated economic useful life of 12 years commencing April 1999. The company implemented SFAS No 141 and SFAS No 142 on January 01, 2002. The implementation of these standards has resulted in the company changing from an amortization method to an impairment-only approach for the accounting of Goodwill.

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

NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:

                                                    March 31,     September 30,
                                                      2001             2001
                                                 -------------    -------------
  Furniture                                      $         936    $         936
  Equipment                                             47,480           47,840
                                                 -------------    -------------
                                                        48,416           48,416
  Less accumulated depreciation                        (17,916)         (13,382)
                                                 -------------    -------------
     Net                                         $      30,500    $      35,034
                                                 =============    =============

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:
                                                    March 31,     September 30,
                                                      2001             2001
                                                 -------------    -------------
  Licensing Rights                               $     185,000    $     185,000
  Goodwill                                              57,228           57,228
                                                 -------------    -------------
  Total                                                242,228          242,228
  Less accumulated amortization                        (66,279)         (55,709)
                                                 -------------    -------------
     Net                                         $     175,949    $     185,519
                                                 =============    =============

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - INTANGIBLE ASSETS  CONTINUED

Amortization expense for the six months ended March 31, 2002 and the year ended September 30, 2001,was $10,570 and $36,062 respectively. The net asset value of intangible assets at March 31, 2002 comprised of Patent rights of $138,752 and Goodwill of $37,197. There was no impairment charge against Goodwill during the quarter ended March 31, 2002.

NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 5,750,000 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK.

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

As part of the March 15, 1999 issuance of 57,500 shares to Intracell, the Company agreed to make advance minimum royalty payments of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are for the duration of the patents.

The Company also issued stock options to the shareholders of Intracell to purchase a total of 300,000 shares of the Company's Common Stock, conditional on the outcome of three separate events. The options have not been valued because they are subject to contingencies.

NOTE 5 - STOCKHOLDERS' EQUITY

In January, 2002, the company re-purchase the Preferred series "B" stock and warrants issued to Bromely Holdings Inc in August 2001.

On 21 March 2002, the company issued 150,000 common shares for consulting services. The services were valued at $22,500.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 2001, the Company entered into a lease agreement for office facility expiring on April 30, 2002. Rent expense for the years ended September 30, 2001,was $23,480. The future minimum lease payments required under the lease is $13,000 for fiscal year 2001.

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONT)

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

None of the contingencies had been met at March 2002. The options expire on April 1, 2004.


     On August 7, 2001, the Company provided Intracell with three options to acquire a total of 7,500,000 shares as follows:

               1. 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin.
               2. 2,500,000 shares of common stock at $1.00 per share when Phase 3 human trials begin.
               3. 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government

None of the contingencies had been met at March 2002. The options expire in August 2007.


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

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $140,000 for of the each three month periods ended March 31, 2002 and March 31, 2001. As of March 31, 2002 and September 30, 2001, the balance due to related party stockholders arising from the normal course of business was $709,655 and $521,514 respectively.

NOTE 9 - NOTES PAYABLE


At March 31, 2002 and September 30, 2001, the Company had unsecured notes of $140,000 and $140,000, respectively. The notes payable are interest free and are repayable when the Company has obtained $5 million in financing.

NOTE 10  -  SUBSEQUENT EVENTS.

On 15 April, 2002, the company issued 200,000 common shares to consultants of the Company. The services were valued at $32,000.

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

OVERVIEW

     Our proposed vaccine was developed by Dr. Gordon Skinner, through The University of Birmingham, UK. It has completed toxicity trials at The Federal Russia AIDS Center. Non-human primate testing, which will allow the vaccine to be challenged, will start immediately funds are available. Human testing is expected to start in Russia as soon as regulatory approval for a human Phase I/II trial is approved. It is hoped that this will occur within the next six months.

     The Company is also in discussions with the Ministry of Health of The Government of Zambia to initiate a human trial in Zambia using the local HIV strain. Human trials in Zambia would commence after a satisfactory pre-clinical trial, which will evaluate toxicity and immunogenicity of the vaccine made for the local strain. It is estimated that pre-clinical trial in Zambia will take approximately six months to complete. The Company intends to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor both the Russian and Zambian trials. Trials in Africa and Russia are subject to raising satisfactory financing.

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

     To date, we have generated no operating revenues. We anticipate only modest revenues from government or other grants or from collaborations with other entities over the next three to five years. We have incurred losses since inception as a result of research and development and general and administrative expenses in support of our operations. As of March 31,2002, we had a deficit of $5,844,400.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH, 31 2002 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2001

EXPENDITURE

Research and administrative expenses for the six months ended March 31, 2002 decreased by $ 20,963 from $189,620 for the six months ended March 2001 to $168,657 for the six months ended March 31, 2002. The decrease in expenditure was mainly due to a decrease in consulting fees. Administration expenditure increased by $65,963 from $51,179 for the six months ended March 31, 2001 to $117,142 for the six months ended March 31, 2002. The increase in expenditure was mainly due to an increase in legal and audit fees of $24,650 which are attributable to the company's filings, first time royalty fees of $18,063 and consulting fees of $7,500 paid in relation to the company's financing activities.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income reduced by $311 from $667 for the six months ended March 31, 2001 to $356 for the six months ended March 31, 2002.

NET LOSS

Net loss for the six months ended March 31, 2001 was $300,547 compared to a loss of $258,358 for the six months ended March 31, 2000. The increase in net loss was due to an increase in administration costs of $67,646 offset by a reduction in research and development costs of $20,963. Interest income reduced by $311.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001


EXPENDITURE

Research and development costs for the three months ended March 31, 2002 reduced by $12,424 from $101,643 for the three months ended March 31, 2001 to $89,219 for the three months ended March 31, 2002. The reduction in research expenditure was mainly due to a reduction in consulting fees. Administration expenditure increased by $49,642 from $21,680 for the quarter ended March 31, 2001 to $71,322 for the quarter ended March 31, 2002. The increase in administration costs was due to an increase in audit and accounting fees of $8,750, first time license fees of $18,067 and consulting fees of $22,500 incurred in relation to financing of the company.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit. Interest income decreased by $297 from $340 for the three months ended March 2001 to $43 for the three months ended March 2002.

NET LOSS

Net loss for the three months ended March 31, 2002 was $166,619 compared to a loss of $132,118 the three months ended March 31, 2001.. The increase in the net loss was due to an increase in administration costs of $49,642 offset by a reduction in reaserch costs of $12,424 and a reduction in interest income amounting to $297.



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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

       Exhibits   Description
       --------   -----------

         3.1      Articles of Incorporation(1)
         3.2      Amended Articles of Incorporation(2)
         3.3      By-laws(1)
         3.4 Certificate of Ammendment to Certificate of Incorporation, dated as of May 15, 2001(2)
         10.1     License Agreement(3)
         10.2     Consulting Agreement(3)
         99.1     Certification  of Kevin  Murray,  CEO,  pursuant  to 18 U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
         99.2 Certification of Sally Del Principe, CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

     (1)  Included and Filed in Form 10-QSB filed May 16, 2000.
     (2)  Included and Filed in Form 10-QSB filed August 14, 2001.
     (3) Included and Filed in the Registration Statement on Form SB-2 filed August 22, 2001.


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