Form 10QSB/A
period 2002-06-30
HIV VAC INC
filed 2002-10-22
CIK 1082576

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

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                              PAGE
Item 1.  Financial Statements:
          Condensed Balance Sheets...........................................  2
          Condensed Statements of Operations.................................  3
          Condensed Statements of Cash Flows.................................  4
          Stetement of Stockholders Equity ..................................  7
          Notes to Condensed Financial Statements............................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations:
          Overview........................................................... 13
          Results of Operations.............................................. 15
          Liquidity and Capital Resources.................................... 16


PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................... 16
Item 6.   Exhibits and Reports on Form 8-K................................... 17

          Signature.......................................................... 18
          Certification...................................................... 19
          Exhibits .......................................................... 21


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS
                                                                                          September 30,
                                                                         June 30, 2002         2001
                                                                         -------------    -------------
                                                                          (unaudited)
Current Assets
   Cash and equivalents                                                  $         977    $      41,427
   Prepaid expenses                                                             36,123             --
   Prepaid Officers and Directors Salaries                                      45,000             --
                                                                         -------------    -------------
     Total current assets                                                       82,100           41,427
                                                                         -------------    -------------
Furniture and equipment, net                                                    28,233           35,034
                                                                         -------------    -------------
Other Assets
   Intangible assets, net                                                      172,096          186,519
                                                                         -------------    -------------
Total assets                                                             $     282,429    $     262,980
                                                                         =============    =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Notes payable                                                       $     140,000    $     140,000
     Accrued liabilities:
       Related parties                                                         782,156          521,514
       Accounts payable                                                        132,044           39,838
                                                                         -------------    -------------
       Total Current Liabilities                                             1,054,200          701,352
                                                                         -------------    -------------

Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value; 10,000,000 shares authorized:
     Series A, non-preferential; 10,000 shares issued and outstanding              100              100
     Series B, convertible, non-preferential; 1,000,000 shares issued
         and outstanding                                                        10,000           10,000
   Common stock, $0.001 par value; 500,000,000 shares authorized;
     4,120,413 and 3,470,413 shares issued & outstanding, respectively           4,120            3,470
   Additional paid in capital                                                5,244,736        5,110,888
   Deficit accumulated during the development stage                         (6,010,641)      (5,553,853)
   Treasury stock, at cost;
     Common stock, 101,600 and 101,600 shares, respectively                     (1,767)          (1,767)
     Preferred stock, 1,000,000 and -0- shares respectively                    (10,000)            --
   Accumulated other comprehensive loss                                         (8,319)          (7,210)
                                                                         -------------    -------------
     Total stockholders' equity (deficit)                                     (771,771)        (438,372)
                                                                         -------------    -------------
     Total liabilities and stockholders' equity (deficit)                $     282,429    $     262,980
                                                                         -------------    -------------



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Period from
                                                 January 10, 1997    For the Three Months Ended         For the Nine Months Ended
                                                   Inception to    ------------------------------    ------------------------------
                                                  June 30, 2002    June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                                  -------------    -------------    -------------    -------------    -------------
Expenses

   Research                                       $   1,220,149          106,346    $     113,290    $     265,004    $     302,910

   Administrative Expenses                            3,987,643           43,779           36,794          170,921           87,973

   Depreciation and amortization                         90,316            6,121            9,137           21,325           27,362

   Loss from disposal of assets                          30,195             --               --               --               --
                                                  -------------    -------------    -------------    -------------    -------------
                                                      5,328,303          156,246          159,221          457,150          418,245
                                                  -------------    -------------    -------------    -------------    -------------

     Loss from operations                            (5,328,303)        (156,246)        (159,221)        (457,150)        (418,245)
                                                  -------------    -------------    -------------    -------------    -------------
Other Income (Expense)

   Other expenses                                      (243,934)            --               --               --               --

   Interest income                                        3,777                6              330              362              997
                                                  -------------    -------------    -------------    -------------    -------------

     Total other income (expense)                      (240,157)               6              330              362              997
                                                  -------------    -------------    -------------    -------------    -------------


     Loss from continuing operations                 (5,568,460)        (156,240)        (158,891)        (456,788)        (417,248)


Loss from discontinued operations                      (432,181)            --               --               --               --
                                                  -------------    -------------    -------------    -------------    -------------

       Net loss                                   $  (6,000,641)   $    (156,240)   $    (158,891)        (456,788)        (417,248)
                                                  =============    =============    =============    =============    =============
Loss per weighted-average share of common
   stock outstanding - basic and diluted                           $       (0.04)   $       (0.34)   $       (0.13)   $       (0.89)
                                                                   =============    =============    =============    =============
Weighted average number of common shares
   outstanding during period - basic and diluted                       3,914,857          464,156        3,625,228          464,156
                                                                   =============    =============    =============    =============



                                   HIV-VAC INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


                                                        Period from
                                                      January 10, 1997        Nine Months Ended
                                                      (Inception) to    ------------------------------
                                                       June 30, 2002    June 30, 2002    June 30, 2001
                                                       -------------    -------------    -------------
Cash Flows From Operating Activities:
  Net loss                                             $  (6,000,641)   $    (456,788)   $    (417,248)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                            90,316           21,225           27,362
     Officers' compensation capitalized                      100,000           20,000           30,000
     Other expenses relating to Nouveaux acquisition         243,934             --               --
     Issuance of stock for services                        1,424,500           54,500           20,000
     Issuance of stock for officers compensation              15,000           15,000             --
     Issuance of stock for licensing fees                    635,500             --               --
     Issuance of stock for patent fees                     1,500,000             --               --
     (Loss) gain from foreign currency translation            (8,319)          (1,109)           1,683
     Increase in prepaid expenses                            (36,123)         (36,123)            --
     Decrease (increase) in note receivable                     --               --              3,552
     Increase in accrued liabilities                         900,721          352,845          243,022
                                                       -------------    -------------    -------------
Net Cash Used in Operating Activities                     (1,135,112)         (30,450)         (91,629)
                                                       -------------    -------------    -------------

Cash Flow From Investing Activities:
   Purchase of patent rights                                 (85,000)            --               --
   Purchase of furniture and equipment                       (48,416)            --               (921)
   Purchase of treasury stock                                (11,767)         (10,000)            --
   Cash acquired in acquisition                              120,272             --               --
                                                       -------------    -------------    -------------
Net Cash Used in Investing Activities                        (24,911)         (10,000)            (921)
                                                       -------------    -------------    -------------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B            10,000             --               --
   Proceeds from issuance of common stock                    669,164             --               --
   Proceeds from notes payable                               140,000             --               --
   Payment of stockholder's loan                                (272)            --               --
   Proceeds from additional paid in capital                  342,108             --               --
                                                       -------------    -------------    -------------

Net Cash Provided by Financing Activities                  1,161,000             --               --
                                                       -------------    -------------    -------------

Net increase (decrease) in cash                                  977          (40,450)         (92,550)
Cash and equivalents at beginning of period                     --             41,427          151,210
                                                       -------------    -------------    -------------
Cash and equivalents at end of period                  $         977    $         977    $      58,660
                                                       =============    =============    =============




                                                        Period from
                                                      January 10, 1997        Nine Months Ended
                                                      (Inception) to    ------------------------------
                                                       June 30, 2002    June 30, 2002    June 30, 2001
                                                       -------------    -------------    -------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                            $        --      $        --      $        --
                                                       =============    =============    =============
   Income taxes                                        $        --      $        --      $        --
                                                       =============    =============    =============
Non Cash Transactions:
   Capitalized officers' compensation                  $     100,000    $      20,000    $      30,000
                                                       =============    =============    =============
   Issuance of common shares for Nouveaux merger       $     106,525    $        --      $        --
                                                       =============    =============    =============
   Issuance of common shares for license               $     735,500    $        --      $        --
                                                       =============    =============    =============
   Issuance of common shares for patent fees           $   1,500,000    $        --      $        --
                                                       =============    =============    =============
   Issuance of common shares for LifePlan merger       $      50,000    $        --      $        --
                                                       =============    =============    =============
   Issuance of common shares for services              $   1,424,500    $      54,500    $      20,000
                                                       =============    =============    =============
   Issuance of  common shares for compensation to
   Directors & Officers                                $      60,000    $      60,000    $        --
                                                       =============    =============    =============
   Preferred B stock dividend                          $      10,000    $        --      $        --
                                                       =============    =============    =============
   Forgiveness of stockholder debt                     $       7,227    $        --      $        --
                                                       =============    =============    =============



                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


                                               Preferred A              Preferred B             Common Stock
                                          ---------------------   ----------------------   ---------------------   Treasury
                                            Shares       Amt        Share         Amt        Shares      Amount      Stock
                                          ---------   ---------   ---------    ---------   ---------   ---------   ---------
Balance - September 30, 2001                 10,000         100      10,000       10,000   3,470,413       3,470      (1,767)

Net loss                                       --          --          --           --          --          --          --

Officers and Directors Compensation            --          --          --           --          --          --          --

Foreign currency translation adjustment        --          --          --           --          --          --          --

Purchase of Treasury Stock                     --          --          --           --          --          --       (10,000)

Issue of stock for services                    --          --          --           --       650,000         650        --
                                          ---------   ---------   ---------    ---------   ---------   ---------   ---------
Balance - June 30, 2002                      10,000   $     100   1,000,000       10,000   4,120,413   $   4,120   $ (11,767)
                                          =========   =========   =========    =========   =========   =========   =========



                                                                      Accumulated
                                           Additional                    Other                          Total
                                            Paid in    Subscription  Comprehensive   Accumulated    Stockholders'
                                            Capital     Receivable   Income (Loss)     Deficit         Equity
                                          -----------   -----------   -----------    -----------    -----------
Balance - September 30, 2001                5,110,886          --          (7,210)    (5,553,853)      (438,374)
                                                                                                    -----------
Net loss                                         --            --            --         (456,788)      (456,788)

Officers and Directors Compensation            20,000          --            --             --           20,000

Foreign currency translation adjustment          --            --          (1,109)          --           (1,109)

Purchase of Treasury Stock                       --            --            --             --          (10,000)

Issue of stock for services                   113,850          --            --             --          114,500
                                          -----------   -----------   -----------    -----------    -----------
Balance - June 30, 2002                   $ 5,244,736   $      --     $    (8,319)   $(6,010,641)   $  (771,771)
                                          ===========   ===========   ===========    ===========    ===========


                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2002.(UNAUDITED)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended June 30 2002, and 2001 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

In June 2001 the FASB issued SFAS No 142, "Goodwill and Other Intangible Assets". SFAS no. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations ceases upon adoption of this statement. The company implemented the statement on January 01, 2002. The implementation resulted in the Company terminating the provision for amortization of goodwill which would have been $2,861 per quarter, and adopting an impairment only approach. The company concluded that it was not necessary to provide for any impairment of goodwill for the six months ended June 30, 2002.

Stock Issued For Services: Stock issued for services is valued at the fair market value for services received. Amounts are expensed over the period that the services are rendered.

NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:
                                                     June 30,     September 30,
                                                       2002            2001
                                                  -------------   -------------
  Furniture                                       $         936   $         936
  Equipment                                              47,480          47,840
                                                  -------------   -------------
                                                         48,416          48,416
  Less accumulated depreciation                         (20,183)        (13,382)
                                                  -------------   -------------
     Net                                          $      28,233   $      35,034
                                                  =============   =============

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:
                                                     June 30,     September 30,
                                                       2002            2001
                                                  -------------   -------------
  Licensing Rights                                $     185,000   $     185,000
  Goodwill                                               57,228          57,228
                                                  -------------   -------------
  Total                                                 242,228         242,228
  Less accumulated amortization                         (70,132)        (55,709)
                                                  -------------   -------------
     Net                                          $     172,096   $     186,519
                                                  =============   =============

Amortization expense for the nine months ended June 30, 2002 and the year ended September 30, 2001, was $14,423 and $26,863 respectively. The net asset value of intangible assets at June 30, 2002 comprised of Patent rights of $134,898 and Goodwill of $37,198.

NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 5,750,000 shares of Common Stock, and 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to a proposed vaccine for AIDS/HIV developed by The University of Birmingham, UK.

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

                                  HIV-VAC, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY

In January, 2002, the company re-purchased the Preferred series "B" stock and warrants issued to Bromely Holdings Inc On 21 March 2002, the company issued 150,000 common shares for consulting services. The services were valued at $22,500

On 15 April, 2002, the company issued 200,000 common shares to consultants of the Company. The services were valued at $32,000.

On 25 May 2002, the Company issued an aggregate of 300,000 common shares to Officers and Directors of the Company.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 2002, the Company entered into a lease agreement for laboratory facilities expiring on April 30, 2003. Rent expense for the years ended September 30, 2001,were $23,480. The future minimum lease payments required under the lease is $26,000 for fiscal year 2002.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $210,000 for each of the nine month periods years ended June 30, 2002 and June 30, 2001. As of June 30, 2002 and September 30, 2001, the balance due to related party stockholders arising from the normal course of business was $782,156 and $521,514 respectively.

NOTE 9 - NOTES PAYABLE

At June 30, 2002 and September 30, 2001, the Company had unsecured notes of $140,000 and $140,000, respectively. The notes payable are interest free and are repayable when the Company has obtained $5 million in financing.

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

On August 3, 2002 the Company issued 100,000 common shares to an officer of the Company for cash of $20,000

On August 7, 2002, the Company converted $500,000 of debt held by Intracell Vaccines Ltd.(" Intracell") into common stock through the issue of 2,272,727 common shares at an issue price of 22 cents. Intracell is the company's majority stockholder.

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

OVERVIEW

     Our proposed vaccine was developed by Dr. Gordon Skinner, through The University of Birmingham, UK.

     We have recently completed pre-clinical trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia and we intend to institute studies of the efficacy of the vaccine in non-human primates in parallel or preceding Phase I trials of the vaccine in human subjects in Moscow, Russia. We expect the regulatory approval process to take up to six months to complete.

     The Company is also in discussions with the Medical Control Agency in The United Kingdom for a CTX exemption to commence a phase I/II trial in the United Kingdom. The Company plans to apply for a CTX exemption using the Clade B strain of the virus as soon as vaccine using the local Clade B strain is made available. The vaccine manufacture will be contracted out and the Company is currently evaluating various different manufacturers in Russia, the UK and the USA.

     The Company is also hoping to initiate a phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. It is estimated that these pre-clinical trials will take approximately twelve months to complete. The Company intends to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001

EXPENDITURE

Research expenses for the nine months ended June 30, 2002 decreased by $37,906 from $302,910 for the nine months ended June 2001 to $265,004 for the nine months ended June 30, 2002. The decrease was mainly due to an decrease in consulting fees. Administrative expenditures increased by $82,948 from $87,973 for the nine months ended June 30, 2001 to $170,921 for the nine months ended June 30, 2002. The increase was mainly due to an increase in legal and audit fees of $8,625, first time patent fees of $41,345 and an increase in consulting fees.

OTHER INCOME

Other income consisting of interest income derived from cash on deposit. Interest income decreased by $635 from $997 for the nine months ended June 30, 2001 to $362 for the nine months ended June 30, 2002 due to reduction of cash on hand.

NET LOSS

Net loss for the nine months ended June 30, 2002 was $456,788 compared to a loss of $417,248 for the nine months ended June 30, 2001. The increase in net loss was due mainly to and an increase in administrative and overhead costs of $82,948.


THREE  MONTHS  ENDED JUNE 30, 2002  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2001

EXPENDITURE

Research and expenses for the three months ended June 30, 2002 reduced by $6,944 from $113,290 for the three months ended June 30, 2001 to $106,346 for the three months ended June 30, 2002. The decrease was mainly due to a decrease in consulting fees. Administration expenditures increased by $6,985 from $36,794 for the quarter ended June 30, 2001 to $43,779 for the quarter ended June 30, 2002. The increase was mainly due to patent fees which were not payable in the quarter ended June 30, 2001.

OTHER INCOME

Other income consisted of interest income derived from cash on deposit. Interest income decreased by $324 from $330 for the three months ended June 2001 to $6 for the three months ended June 2002.

NET LOSS

Net loss for the three months ended June 30, 2002 was $156,240 compared to a loss of $158,891 for the three months ended June 30, 2001. The increase in the net loss was due to an increase in administrative costs of $6,985 offset by a reduction in research costs of $6,944. Interest income decreased by $325.

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

In May 2002, the company issued 300,000 common shares to directors and officers of the company for services rendered as directors and officers.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, this 12 day of August, 2002.

                                                      HIV-VAC Inc.


Dated: October 22, 2002                    By:  /s/  Kevin W Murray
                                              ------------------------------
                                              Kevin W Murray
                                              President

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