Form 10QSB/A
period 2001-03-31
HIV VAC INC
filed 2002-10-24
CIK 1082576

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


                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                        Period from
                                                     Six Months        Six Months       January 10,
                                                        Ended             Ended             1997
                                                      March 31,         March 31,      (Inception) to
                                                         2001              2000        March 31, 2001
                                                   --------------    --------------    --------------
Cash flows from operating activities;
  Net loss                                         $     (258,358)   $     (222,865)       (3,775,364)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and Depreciation expense                  18,225             9,023            51,254
    Directors and Officers Compensation                    20,000              --              60,000
    Expenses relating to Nouveaux acquisition                --                --             243,934
    Issue of stock for services                              --                --           1,350,000
    Issue of stock for licence                               --                --             635,500
   Loss from foreign currency translation                   1,683              --              (7,557)
   Decrease (Increase) in notes receivable                  3,553           (10,552)             --
    Increase in accrued liabilities                       147,802            84,698           389,239
                                                   --------------    --------------    --------------
             Net cash used by operating
                 Activities                               (67,095)         (139,696)       (1,052,994)
                                                   --------------    --------------    --------------

  Cash flow from investing activities:
   Purchase of patents                                       --                --             (85,000)
   Purchase of treasury stock                                --                --              (1,767)
  Cash from Acquisition                                      --                 272               272
  Purchase of furniture and equipment                        (920)          (29,584)          (48,416)
                                                   --------------    --------------    --------------

    Net cash used by investing  Activities                  (--)            (29,312)         (134,911)
                                                   --------------    --------------    --------------

Cash flows from financing activities:
    Proceeds from issue of preferred stock                   --                --                 100
    Proceeds from issuance of common stock                   --               1,673           669,164
    Proceeds from additional paid in capital                 --                --             342,108
    Payment of Stockholders Loan                             --                (272)             (272)
    Proceeds from notes payable                              --             125,000           140,000
    Proceeds from subscription receivable                    --             140,000              --
                                                   --------------    --------------    --------------

       Net cash provided by financing activities             --             266,401         1,151,100

             Net increase/(decrease) in cash              (68,015)           97,393           (36,805)

Cash at beginning of period                               151,210            10,898           120,000
                                                   --------------    --------------    --------------

Cash at end of period                              $       83,195    $      108,291            83,195
                                                   ==============    ==============    ==============




Supplemental disclosure of cash flow information
  Cash paid during the period for:

         Interest                                  $         --      $         --      $         --
                                                   ==============    ==============    ==============
         Income taxes                              $         --      $         --      $         --
                                                   ==============    ==============    ==============
  Non-cash transaction:

   Directors and Officers compensation             $      20,000               --              60,000
                                                   --------------    --------------    --------------
   Issue of common stock for Nouveaux merger       $         --                --             106,525
                                                   --------------    --------------    --------------
   Issue of common stock for licence               $         --                --             735,500
                                                   --------------    --------------    --------------
   Issue of common stock for LifePlan merger       $         --              50,000            50,000
                                                   --------------    --------------    --------------
   Issue of common shares for services             $         --                --           1,350,000
                                                   --------------    --------------    --------------
   Forgiveness of stockholder debt                 $         --               7,227             7,227
                                                   --------------    --------------    --------------










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