Form 10QSB/A
period 2001-06-30
HIV VAC INC
filed 2002-10-24
CIK 1082576

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


                                  HIV-VAC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Period from
                                                                                         January 10,
                                                       Nine Months      Nine Months          1997
                                                          Ended            Ended       (Inception) to
                                                         June 30,         June 30,         June 30,
                                                           2001             2000             2001
                                                      -------------    -------------    -------------
Cash flows from operating activities;
  Net loss                                            $    (417,248)   $  (1,291,872)      (3,934,255)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and Depreciation expense                    27,362           16,543           60,391
    Directors and Officers compensation                      30,000             --             70,000
    Issuance of stock for services                           20,000          675,000        1,370,000
    Issuance of Stock for Licence                              --            185,500          635,500
    Decrease (Increase) in notes receivable                   3,553           (5,552)            --
    Other expenses relating to Nouveaux acquisition            --               --            243,934
    Loss from foreign currency translation                    1,683             --             (7,557)



    Increase in accrued liabilities                         243,022          128,833          484,458
                                                      -------------    -------------    -------------
             Net cash used by operating
                 Activities                                 (91,628)        (291,548)      (1,077,529)
                                                      -------------    -------------    -------------

  Cash flow from investing activities:
    Purchase of Patents                                        --               --            (85,000)
    Purchase of  Treasury stock                                --               --             (1,767)
    Cash from Acquisition                                      --                272              272
    Purchase of furniture and equipment                        (920)         (32,037)         (48,416)
                                                      -------------    -------------    -------------

    Net cash used by investing  Activities                     (920)         (31,765)        (134,911)
                                                      -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from issue of preferred stock                     --               --                100
    Proceeds from issuance of common stock                     --            126,108          669,164
    Proceeds from notes payable                                --            125,000          140,000
    Proceeds from additional paid in capital                   --               --            342,108
    Payment od stockholders loan                               --               (272)            (272)
    Proceeds from subscription receivable                      --            140,000             --
                                                      -------------    -------------    -------------




       Net cash provided by financing activities               --            390,836        1,151,100

             Net increase/(decrease) in cash                (92,548)          67,523          (61,340)


Cash at beginning of period                                 151,208           10,898          120,000
                                                      -------------    -------------    -------------

Cash at end of period                                 $      58,660    $      78,421    $      58,660
                                                      =============    =============    =============

Supplemental  disclosure  of cash flow  information
  Cash paid during the period  for:
         Interest                                     $        --      $        --
                                                      =============    =============
         Income taxes                                 $        --      $        --
                                                      =============    =============

  Non-cash transaction:
   Directors and Officers compensation                       30,000             --             70,000
                                                      -------------    -------------    -------------
   Issue of common stock for Nouveaux merger                   --               --            106,525
                                                      -------------    -------------    -------------
   Issue of common stock for licence                           --            185,500          735,500
                                                      -------------    -------------    -------------
   Issue of common stock for LifePlan merger                   --             50,000           50,000
                                                      -------------    -------------    -------------
   Issue of common shares for services                         --             20,000        1,370,000
                                                      -------------    -------------    -------------
   Forgiveness of stockholder debt                             --              7,22 7           7,227
                                                      -------------    -------------    -------------










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