Form 10KSB
period 2002-09-30
HIV VAC INC
filed 2003-01-13
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

                         COMMON STOCK ($.001 PAR VALUE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on December 31, 2002, was $1,831,375.

The issuer has three classes of stock with 9,266,669 common shares and 10,000 preferred shares "A" and 1,000,000 preferred "B" outstanding as of December 31, 2002.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I
  Item  1.  Business.......................................................   3
  Item  2.  Properties.....................................................   8
  Item  3.  Legal Proceedings..............................................   8
  Item  4.  Submission of Matters to a Vote of Security-Holders............   8

PART II
  Item  5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters............................................   9
  Item  6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  10
  Item  7.  Financial Statements and Supplementary Data....................  F-1
  Item  8.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................  14
PART III
  Item  9.  Directors and Executive Officers of the Registrant.............  14
  Item 10.  Executive Compensation.........................................  15
  Item 11.  Security Ownership of Certain Beneficial Owners and
            Management.....................................................  16
  Item 12.  Certain Relationships and Related Transactions.................  17

PART IV
  Item 13.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.......................................................  17
  Item 14.  Disclosure Controls and Procedure..............................  18

SIGNATURES.................................................................  19

Item 1. Business.

         We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation with Persona as the surviving corporation. We changed our name to HIV-VAC, Inc., in March 1999.

         Our business is the development and marketing of a proposed vaccine designed to combat HIV/AIDS. This proposed vaccine, which is called NFU.Ac.HIV, was developed by Dr. Gordon Skinner, our director of research, through the University of Birmingham, in the U.K. The proposed vaccine was licensed to Intracell Vaccines Limited from the University of Birmingham in November of 1998, and Intracell in turn entered into an assignment of the license agreement with us in April of 1999.

         In addition to his position as our Chairman and President, Kevin Murray is the managing Director of Intracell Vaccines Limited. Further, our Director of Research, Dr. Gordon Skinner is a Director of Intracell. Dr. Skinner, Kevin Murray and John Palethorpe, our Vice President, each own 33.33% of the outstanding shares of the common stock of Intracell. Intracell currently owns 6,683,244 or 72.12% of the outstanding shares of our common stock and 10,000 or 100% of the outstanding shares of our Series A preferred stock. See security ownership of Certain Beneficial Owners and Management.

         The proposed vaccine was developed in Birmingham, UK, by Dr. Skinner. The approach was based on twenty years experience of similar intracellular vaccines, one of which has shown to modulate the pattern of herpes genitalis in a multi center, placebo controlled trial in the United States and has been used prophylactically and therapeutically on a named patient basis for two decades in the UK.

         By 1993, the underlying concept for the vaccine had been examined for feasibility of preparation of the proposed vaccine under the guidance of Dr. Skinner. The first experimental preparation was made using a B subtype of the isolate HIV-1 or GB8 virus strain grown in a leukaemic T-lymphocyte cell line from a young male known as JM cells and was manufactured at the Centre for Applied Microbiological Research (CAMR), in Porton Down, UK. The proposed vaccine was tested for antigenic content (protein on the surface of a cell or bacterium that stimulates the production of antibody) at CAMR and for antigenic content and immunogenicity (production of an immune response) in laboratories at the Department of Infection, University of Birmingham. This work was financially supported by the Caccine Research Trust, a Charitable Trust registered in the UK and chaired by Dr. Skinner. This led to the publication of a scientific paper entitled "Early Studies on a andidate Intracellular Subunit Vaccine NFU.AcHIV[JM] for prevention and/or modification of HIV related disease," in the Journal Intervirolgy 1994;37:259-268.

         Between 1993 and 1999 the proposed vaccine was the subject of a research contract between Dr. Skinner, at the time a senior lecturer at the University of Birmingham, and the Russian Federal AIDS center, Moscow, Russia. The proposed vaccine underwent initial tests to establish optimum conditions of preparation, antigenicity and immunogenicity in Russia, with additional tests for antigenicity being carried out in the UK. The proposed vaccine remained the property of the University of Birmingham during this time.

         Functions of a Vaccine.
         ----------------------

         A vaccine is part of a process that stimulates the body to mount an immune response to a harmless version of a micro-organism, or part of a micro-organism, and from this to construct a type of immune memory which would allow the immune system to mount a rapid response when and if the body is invaded by a potent version of a micro-organism. This response, ideally, is sufficiently rapid so that the micro-organism is not able to replicate to any great extent before it is eliminated, and thus the individual vaccinated is protected from disease. The immune memory induced by vaccination is usually long-lived, and creates antibodies that neutralize invading micro-organisms, by binding to them and preventing them from infecting cells, and lymphocytes, which recognize cells infected by micro-organisms (ones the antibodies did not destroy) and destroys them before other cells can be infected. A vaccine can also be therapeutic because it can stimulate both the humoral and cell mediated immunity over and above the existing immune status of a person and this is particularly important in patients who are HIV positive because it is clearly essential to initiate therapeutic strategy while there is residual functioning of immune competence in these individuals. This is presently unproven but a placebo controlled multicentre trial in the United States to look at the therapeutic value of the herpes vaccine developed by Dr. Skinner has shown that vaccination of patients who already had the infection modified the pattern of genital herpes resulting in reduction in the number and severity of recurrences.

         The HIV/AIDS Disease.
         --------------------

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

         The HIV-1 virus particle has an outer envelope, which is studded with projections of clusters of glycoprotein molecules, surrounding a dense conical core containing the genomic material. Once received into the bloodstream (by any of the means described above, for example), the virus essentially "docks" with a lymphocyte cell and injects its viral core into the cell. The virus, in effect, hijacks the cell's metabolism, using it to replicate itself so that thousands of new particles are released into the bloodstream, and the cell dies. These particles go on to infect other cells, in a kind of chain reaction. Cells can also be infected by contact with infected cells, owing to certain proteins transmitted by contact. Some virus particles can become trapped in the lymph nodes, where they can remain for long periods and infect other cells. Eventually, so many lymphocyte cells are infected and destroyed that the body's immune system collapses.

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

         Governmental Regulation of Vaccines.
         -----------------------------------

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

         Our Proposed Vaccine.
         --------------------

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

         The proposed vaccine is currently produced at the Russian Federal AIDS Center. Although the Russian Federal AIDS Center is the only group currently producing the proposed vaccine, we are not completely dependent upon this group due to the fact that we feel that our proposed vaccine can be produced elsewhere for nominal set-up costs.

         We believe that our proposed vaccine differs from other vaccines currently in development, in that it contains a wide spectrum of virus proteins in their natural configuration with cell proteins, but does not contain virus particles. By using this intracellular, multi-component approach, we include all possible protective antigens and possible cross strain protective antigens. The importance of this is that presentation of virus antigens in association with cell proteins may preserve the immunogenicity of virus antigens and improve their protective potential.

         The manufacturing process allows slotting in of any virus strain including new wild type virus strains or recombinant virus strains to the preparative process. This will exclude a prolonged dead time which would be inevitable in preparation of vaccines by more molecular methods to accommodate new virus strains. This approach has been successfully used for many years to manufacture the influenza vaccine where different strains may be involved in different years.

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

         We intend to implement a Phase I/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and we are currently evaluating various different manufacturers in Russia, Europe and the United States.

         The trials in the United Kingdom would involve three volunteer groups, running concurrently: a reactogenicity, safety and specific activity trial in a limited group of healthy volunteers; an evaluation of clinical effect and safety in a limited group of HIV-infected volunteers; and reactogenicity, safety and specific activity trial in a limited group of volunteers who have a concurrent illness or disease, but who are not in serious ill health. There is a specific process, involving various entry criteria, used to screen volunteers and determine their suitability for participation in the study. When the pool of appropriate volunteers is complete, ten volunteers in each group will receive four immunizations each of the proposed vaccine, at 30-day intervals, and each volunteer will be followed up for a period of one year, with monitoring for safety and immunological responses. Procedures exist for allowing volunteers to voluntarily withdraw from the trail process, or withdraw mandatorily, if there is a serious adverse effect. Subjects will be replaced until twenty subjects have completed the trial.

         We also intend to institute studies of the efficacy of the vaccine in non-human primates in parallel or preceding Phase I trials of the vaccine in human subjects in Moscow, Russia. The vaccine for this study will be manufactured in Russia, under the supervision and quality control of various parties within and without Russia, including the Russia Federal AIDS Centre in Moscow and laboratories in Birmingham and London, U.K. We expect the regulatory approval process to take up to six months to complete.

         We also anticipate initiating a Phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. However, we cannot initiate the pre-clinical or Phase I/II trials until such time as we have raised at least $3 million, which is the amount we anticipate we will need for these trials. Furthermore, in addition to restrictions due to lack of funding, we also need to manufacture a batch of the vaccine to initiate these trials. We cannot manufacture a batch until we have an agreement in place with a country in Africa that is prepared to work with us. It is estimated that these pre-clinical trials would take approximately twelve months to complete from the time we have an agreement in place. If these trials take place, we intend to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

         In October 2000, we had an agreement in principal with the Ministry of Health of The Government of Zambia, to undertake a trial in conjunction with the Zambian Ministry of Health using the local HIV strain. Since October 2000, there has been a change in the government in Zambia and we have been advised by the Ministry of Health that we will need to submit a new proposal before we can commence any trials. We have not yet re-submitted our proposal, but we intend to re-submit a proposal and work towards re-stating our previous agreement as soon as funding is available.

         The Zambian vaccine is expected to be manufactured from the local virus and is expected to undergo preclinical trials in order to evaluate toxicity and immunogenetic responses prior to Government approval for a human Phase I/II trial. As a general matter, the entry criteria will be somewhat different from the Russian trials, given local conditions in Zambia, which has a high incidence of HIV-positive residents. Volunteers must not have any sexual partners who are HIV positive or who have AIDS, for example. The proposed vaccine will be manufactured in Zambia, under the supervision and quality control of various parties within and without Zambia, including laboratories in Birmingham, U.K.

         No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above. If the trials are successful, then we would hope to undertake a Phase I/II trial in the United States, within two years of the summer of 2003. There can be no assurance that we will be able to undertake such a trial in the United States, nor can the results of the trials in Russia and/or Africa and the UK be predicted.

         Ultimate Market. The proposed vaccine currently under pre-clinical trials in Russia is directed at the prominent strain found in Russia, certain parts of Europe and the Americas, while the proposed vaccine we anticipate preparing for Zambia would be directed at the strain prevalent in southern Africa and in India. The ability to custom-manufacture different proposed vaccines for different strains (see the caption above: Process of Manufacture) will enhance our ability to address the worldwide market, by allowing us to design proposed vaccines targeting different strains of the HIV virus present in different areas of the world.

         Marketing. We intend to rely on third parties for the sales and marketing of our proposed vaccine. To date, we have not entered into any marketing agreements. We intend to enter into agreements for the marketing and distribution of our proposed vaccine with partners, once we have established the effectiveness of the proposed vaccine.

         Competition. We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine. To our knowledge, most of these efforts have not produced a viable vaccine. We believe that AIDSVAX, a product produced by Vaxgen Inc, and Remune, a vaccine developed by The Remune Response Corporation have reached a Phase III trial as of this date. To our knowledge, there is at least one other vaccine that has reached a Phase II trial, and we believe there are other vaccines that are likely to commence Phase I/II trials during calendar year 2003.

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

         Patent Protection. Under our assignment of license agreement with Intracell Vaccines Limited, we hold exclusive rights to patents owned by the University of Birmingham. For a description of our obligations to the University of Birmingham under our assignment agreement see the caption below "License Agreement and Consulting Agreement." These patents describe a method of manufacture of a HIV vaccine owned by the University of Birmingham (see the caption above: Process of Manufacture). We have exclusive rights to use the patents which are protected in Australia, the Netherlands, Germany, Italy, France and Great Britain. Patents are pending in Canada and Japan. In addition, we have the right to use two United States patents owned by the University of Birmingham. The United States patents relate to a method of manufacture of a herpes vaccine. We believe that the United States patents cover all similar methods of manufacture related to the proposed HIV vaccine and will provide reasonable assistance in enforcing these patents. Because these patents cover the method of manufacture, we believe that the patents cover all strains of the HIV virus.

         The University of Birmingham also holds patent rights for a herpes vaccine in numerous other countries. It is our belief, based on the method of manufacture, that these patents would afford us some protection in certain other countries, including South Africa, South Korea, Israel, Ireland, and Austria. However, we cannot be certain that we would be afforded patent protection in these countries.

         We are currently exploring the possibility of filing new patents, based on a new method of manufacturing the vaccine. We believe this new method might give us a more economical way of manufacturing the proposed vaccine, while providing improved protection.

         License Agreement and Consulting Agreement.
         ------------------------------------------

         We entered into a license assignment agreement with Intracell Vaccines Limited, by agreement dated April 6, 1999. We agreed to assume all of Intracell Vaccine's obligations under its license agreement with the University of Birmingham, and issued them 57,500 (post reverse split) shares of our common stock, and 10,000 shares of preferred stock. We also agreed to finance the development of the proposed vaccine, and entered into an anti-dilution agreement with Intracell Vaccines, so that Intracell Vaccines and its shareholders would maintain a 60% interest in our common shares (after allowing for options), up until the time we raise $5 million in financing. The shareholders of Intracell Vaccines also received stock options under the license assignment agreement as follows:

         1. Options for 100,000 (post reverse split) shares (exercisable at $.001 per share) when initial human trials of the proposed vaccine begin.

         2. Options for 100,000 (post reverse split) shares (exercisable at $.001 per share) when a phase III human trial begins.

         3. Options for 100,000 (post reverse split) shares (exercisable at $.001 per share) when the proposed vaccine receives product license by a recognized government.

         We failed to attract financing as agreed under our agreement with Intracell Vaccine Ltd, and on July 16, 2001 the Company entered into an agreement with Intracell , whereby Intracell agreed to waive its right to terminate the assignment of license agreement provided that the Company issue an additional 3,000,000 of its common shares to Intracell and 7,500,000 options to purchase shares of common stock of the Company. Such options shall vest in blocks of 2,500,000 upon the occurrence of certain events as follows:

         1. 2,500,000 options, each option to convert to common shares at an exercise price of $0.50 (fifty cents) per share when the company commences a phase I/II trial.

         2. 2,500,000 options, each option to convert to common shares at an exercise price of $1.00 (one dollar) per share when the company commences a phase III trial.

         3. 2,500,000 options, each option to convert to common shares at an exercise price of $2.00 (two dollars) per share when the company receives product license from a recognized government.

         The license agreement with the University of Birmingham that we acquired by assignment from Intracell Vaccines Limited provides for the payment of a minimum royalty to the University of Birmingham of approximately $78,000, commencing on January 1, 2002. Royalties are paid as follows:

         1. 5% of net sales in all countries where patent protection is provided;

         2. 3% of net sales in all countries where there is no patent protection;

         3. 3% of net sales for all countries for a period of 10 years after the first commercial sale in each country, with no royalty being payable thereafter.

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

         We are currently in arrears on the payment of license fees due under our license agreement with The University of Birmingham. Under the license agreement, in addition to the above payments, we were required to pay a minimum license fee of approximately $78,000 on January 1, 2002 and January 1, 2003. We have not made these payments. We do not currently expect to be able to make these payments. Upon sixty days notice, The University of Birmingham could terminate our license agreement due to our failure to pay the license fees. We have not received any notice as of December 31, 2002.

         We have also entered into a consulting agreement with Intracell Vaccines pursuant to which Intracell Vaccines has agreed to provide us with research, process science, clinical and regulatory support, primarily by making the services of certain Intracell Vaccines personnel available to us. We reimburse Intracell Vaccines for all of its costs and expenses relating to the provision of these services. We also pay Intracell Vaccines a fee of $70,000 per quarter. We currently owe Intracell Vaccines $82,155 in outstanding consulting fees. Either party may terminate the consulting agreement upon a breach which continues uncured for more than 60 days, or upon the occurrence of bankruptcy or similar events. The term of this consulting agreement expired on May 31, 2002 but was extended on June 1, 2002, for an additional one year period.

         Due to our failure to make timely payments under either the license agreement or consulting agreement, both of these agreements may be terminated at any time upon receipt of sixty days notice. Although we have not yet received notice from either The University of Birmingham or Intracell Vaccines, there can be no assurance that either of these parties will not choose to terminate these agreements at any time. Should either party choose to terminate their agreement, it would have a substantial negative impact on the company and the company would, most likely, have to cease operations.

Item 2. Properties.

         Our administration offices are located in Collingwood, Ontario. The office is provided as part of our consulting agreement with Intracell Vaccines Limited. We also lease approximately 600 square feet of laboratory space in Moseley, Birmingham, United Kingdom under a lease agreement that terminates in March, 2003. The laboratory space in Mosley is used for ongoing development of our proposed vaccine and quality control testing related to the testing at the Russian Federal AIDS Center. We believe that our facilities are sufficient to support our operations for at least the next six months. We do not engage in any aspects of the real estate business.

Item 3. Legal Proceedings.

         We are not a party or subject to any legal proceedings the outcome of which management believes would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission Of Matters To A Vote Of Security-Holders.

         During the fourth quarter of our fiscal year ended September 30, 2002, no matters were submitted to a vote of our security holders.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

         Our common shares commenced trading on the OTCBB, under the symbol "HIVC" in April 1999 and changed to the symbol "HIVV" in July 2001. The table below sets forth the reported high and low sales prices for our common shares on the OTCBB on a quarterly basis for the close of trading of our common shares on the OTCBB.
                                    2000                High         Low
                                    ----                ----         ---
       First Quarter                                  $200.00      $ 87.50
       Second Quarter                                 $100.00      $ 18.50
       Third Quarter                                  $ 54.80      $  9.20
       Fourth Quarter                                 $ 12.00      $  3.00

                                    2001
                                    ----
       First Quarter                                  $ 10.00      $ 12.00
       Second Quarter                                 $  8.00      $  3.00
       Third Quarter                                  $  4.00      $  0.25
       Fourth Quarter                                 $  0.25      $  0.12

                                    2002
                                    ----
       First Quarter                                  $  0.30      $  0.15
       Second Quarter                                 $  0.30      $  0.16
       Third Quarter                                  $  0.44      $  0.20
       Fourth Quarter                                 $  0.18      $  1.75

         These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         As of December 26, 2002, there were 294 holders of record based on the records of our transfer agent. This number does not include beneficial owners of our common shares, of which we believe there are a substantial number whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

         We have never paid dividends on our common shares and do not intend to pay dividends on our common shares in the foreseeable future. Our board of directors intends to retain any future earnings to provide funds for the operation and expansion of our business. Any decision as to the future payments of dividends will depend on our results of operations and financial position and such other factors as our board of directors, in its discretion, deems relevant.

         Recent Sales of Unregistered Securities

         On May 16, 2001, we issued 500,000 shares of common stock (pre-split) to consultants of the company at par value as part compensation for services rendered to the company valued at $0.04 in reliance upon an exemption pursuant to Section 4(2) of the Securities Act of 1933 (the "Act).

         On August 7, 2001, we issued 3,000,000 shares of common stock (post-split), in reliance upon an exemption pursuant to Section 4(2) of the Act, to Intracell Vaccines Limited at par value in consideration for the agreement by Intracell Vaccines not to terminate the grant of the exclusive license due to our failure to raise the agreed upon amount of financing as specified in the license grant.

         On March 21, 2002, we issued 150,000 shares of common stock to Ridge Finance for an aggregate amount of $22,500 for consulting services in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On April 15, 2002, we issued 100,000 shares of common stock each to Judith Davis and Afshan Ahmad for an aggregate amount of $32,000 for consulting services related to research and development. The shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On May 25, 2002, we issued 100,000 shares of common stock each to Kevin
W. Murray and Gordon R. B. Skinner, at $0.20 per share as compensation for services rendered to the company and issued 50,000 shares of common stock each to Sally Del Principe and John Palethorpe at $0.20 per share as compensation for services rendered to the company. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On July 29, 2002, pursuant to Rule 506, HIV-VAC offered to Tradebay Investments, Ltd., pursuant to a Securities Purchase Agreement, units (the "Units"), for a purchase price of $0.05 per Unit, each Unit consisting of one share of Series B preferred stock and ten warrants to purchase one share of common stock of HIV-VAC. The Securities Purchase Agreement was executed in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506. The Series B preferred stock may be converted into shares of HIV-VAC's common stock at a conversion price equal to the greater of: (a) a 35% discount from the closing bid price of our common stock on the OTC Bulletin Board on the date of the issuance of the Series B preferred stock, or (ii) a 35% discount from the average of the lowest three closing bid prices during the three (3) trading days immediately prior to the conversion, or (iii) $0.50 per share. The Units also consisted of ten (10) Warrants to purchase one (1) share of common stock, at a price of $1.50 per share until December 31, 2003.

         On August 3, 2002, we sold 100,000 shares of our common stock to John Palethorpe at $0.20 per share in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506.

         On August 7, 2002, and August 30, 2002, we issued 2,272,727 and 1,323,529 shares of common stock respectively to Intracell Vaccines Limited, as settlement of debt valued at $500,000 and $225,000 respectively. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On September 2, 2002, we entered into an agreement with Trinity Funding, Inc., whereby we agreed to issue to Trinity, in reliance upon an exemption pursuant to Section 4(2) of the Act, options to purchase 800,000 shares of our common stock at an exercise price per share equal to the greater of: (a) a 35% discount from the average closing bid price of the Common Stock on the OTC Bulletin Board during the twenty (20) trading days immediately prior to the exercise of the Option, or (b) $0.50 per share. The shares subject to the option may be purchased by Trinity Funding, in whole or in part, at any time prior to December 31, 2003.

         On October 29, 2002, we issued 300,000 shares of common stock each to Sheldon Cohen, Linda Fedko and Cliff Bodden as compensation for services rendered valued at $51,000. We also issued 250,000 shares of common stock to Irwin Rapoport as compensation for services rendered valued at $42,500. The issuance of these shares were made in reliance upon an exemption pursuant to
Section 4(2) of the Act.

         On October 30, 2002, we issued 100,000 shares of common stock each to Kevin W. Murray and Gordon R. B. Skinner, at $0.12 per share as compensation for services rendered to the company and issued 50,000 shares of common stock each to Sally Del Principe and John Palethorpe at $0.12 per share as compensation for services rendered to the company. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.


Item 6. Management's Discussion And Analysis Or Plan Of Operation.

        The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Summary of Significant Accounting Policies

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Impairment of long-lived assets:
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets, such as mining claims, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Net earnings (loss) per share:
The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
(loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

Foreign currency translation and transactions:
British assets and liabilities are translated at current exchanges rates and expenses are translated at average exchange rates in effect during each period. Resulting translation adjustments, if material, would be recorded as a separate component of stockholders' deficiency. Foreign currency transaction gains and losses, which have not been material, are included in results of operations as incurred.

Our Plan of Operation

     We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. As a result, for the fiscal year ended September 30, 2002 and the period from January 10, 1997 (date of inception) to 2002 we incurred approximately $354,195, and $1,309,340 in research and development costs and $340,439 and $587,153 in general and administrative expenses, respectively. We incurred a net loss of approximately $817,968 or $(.19) per share based on 4,247,788 weighted average shares outstanding for the fiscal year ended
September 30, 2002 compared to approximately $6,361,821 or $(5.14) per share based on 1,235,577 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2002. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2002. Through September 30, 2002 we have relied on advances of approximately $135,999 from our principal stockholders, trade payables of approximately $319,024, proceeds of $1,196,000 from the sale of common stock, options, and the issue of stock for fees and/or services in the amount of $4,485,000 to support our limited operations. As of September 30, 2002, we had approximately $18,577 of cash and cash equivalents. We seek additional equity or debt financing of up to $7 million which we plan to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

         Our business plan for the next year will consist of implementing a PhaseI/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as a vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and the Company is currently evaluating various manufacturers in Russia, the UK and the USA.

         We also plan to initiate further trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia. We intend to institute studies of the efficacy of the vaccine in non-human primates in parallel or preceding Phase I trials of the vaccine in human subjects in Moscow, Russia. We expect the regulatory approval process to take up to six months to complete. The proposed vaccine will be manufactured in Russia, under the supervision and quality control of various parties within and without Russia, including the Federal Russia AIDS Centre in Moscow and laboratories in Birmingham and London, U.K.

         In addition, we anticipate initiating a Phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. However, we cannot initiate the pre-clinical or Phase I/II trials until such time as we have raised at least $3 million, which is the amount we anticipate we will need for these trials. Furthermore, in addition to restrictions due to lack of funding, we also need to manufacture a batch of the vaccine to initiate these trials. We cannot manufacture a batch until we have an agreement in place with a country in Africa that is prepared to work with us. It is estimated that these pre-clinical trials would take approximately twelve months to complete once we have an agreement in place. If these trials take place, we intend to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

         In October of 2000, we had an agreement in principal with the Ministry of Health of The Government of Zambia, to undertake a trial in conjunction with the Zambian Ministry of Health using the local HIV strain. Since October 2000, there has been a change in the government in Zambia and we have been advised by the Ministry of Health that we will need to submit a new proposal before we can commence any trials. We have not yet re-submitted our proposal, but we intend to re-submit a proposal and work towards an agreement as soon as funding is available.

         No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above. If the trials are successful, then we would hope to undertake a Phase I/II trial in the United States within two years of the summer of 2003. There can be no assurance that we will be able to undertake such a trial in the United States, nor can the results of the trials in Russia and/or Zambia and the UK be predicted.

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through September 30, 2004. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We plan to raise a minimum of $5 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

         We expect to purchase approximately $500,000 in equipment in the next two years to be used for research and expanding testing laboratories. In addition, we expect to hire an additional fifteen employees for both research and administrative support over the next five years.

         We are anticipating that the sources of funds for the intended clinical trials will be the proceeds that we receive from the conversion of the Series B preferred stock, the exercise of outstanding warrants and options and possible assistance from Intracell in the form of a loan. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However, the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements.

Item 7. Financial Statements.


                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

        AND FROM INCEPTION (JANUARY 10, 1997) THROUGH SEPTEMBER 30, 2002






                                    CONTENTS

Independent Auditors' Report                                             F-1

Balance Sheets                                                           F-2

Statements of Operations                                                 F-3

Statements of Changes in Stockholders' Equity (Deficit)            F-4 - F-5

Statements of Cash Flows                                                 F-6

Notes to Financial Statements                                     F-8 - F-20

                                AUDITORS' REPORT


To the Stockholders of
HIV-VAC, Inc.


         We have audited the balance sheet of HIV-VAC, Inc. (a development stage company) as at September 30, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. as at September 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has negative working capital and cash flows from operations. In addition, the Company has defaulted on payments for critical licensing and consulting agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from these plans.


                                                       "SF Partnership, LLP"

Toronto, Canada                                        CHARTERED ACCOUNTANTS
November 6, 2002


HIV-VAC, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2002 and 2001
                                                                                      (Note 15)
                                                                          2002           2001
                                     ASSETS
Current
    Cash and equivalents                                              $    18,577    $    41,427
    Prepaid and sundry assets                                              18,056           --
                                                                      -----------    -----------

Total Current Assets                                                       36,633         41,427

Furniture and Equipment, Net (note 2)                                      25,834         35,034

Other Assets
    Intangible assets, net (note 3)                                       159,657        186,519
                                                                      -----------    -----------

Total Assets                                                          $   222,124    $   262,980
                                                                      ===========    ===========


                                 LIABILITIES AND
                              STOCKHOLDERS' DEFICIT
Current Liabilities
    Notes payable (note 11)                                           $      --      $   140,000
    Accounts payable                                                      319,024         39,838
    Related parties                                                       135,999        521,514
                                                                      -----------    -----------

Total Current Liabilities                                                 455,023        701,352
                                                                      -----------    -----------

Stockholders' Deficit

    Preferred stock, $0.01 par value; 10,000,000 shares authorized
         Series A, non-preferential; 10,000 issued and outstanding            100            100
         Series B, convertible, non-preferential; 1,000,000 shares
         issued and outstanding                                            10,000         10,000

    Common stock, $0.001 par value; 500,000,000 shares authorized
         7,816,669 (2002),  3,470,413 (2001) shares issued and
         outstanding, respectively                                          7,817          3,470

    Additional paid in capital                                          6,138,041      5,110,888

    Deficit accumulated during the development stage                   (6,371,821)    (5,553,853)

    Treasury stock, at cost; 101,600 common stock and 700,000
       convertible series B preferred stock                                (8,767)        (1,767)

    Accumulated other comprehensive loss                                   (8,269)        (7,210)
                                                                      -----------    -----------

Total Stockholders' Deficit                                              (232,899)      (438,372)
                                                                      -----------    -----------

Total Liabilities and Stockholders' Deficit                           $   222,124    $   262,980
                                                                      ===========    ===========



APPROVED ON BEHALF OF THE BOARD


         "Kevin Murray"                               "Sally Del Princepe"
----------------------------------             ---------------------------------
           Director                                        Director


HIV-VAC, INC.
(A Development Stage Company)
Statements of Operations
Years Ended September 30, 2002, 2001 and 2000 and for the Period from January 10, 1997 (Inception) to September 30, 2002




                                         January 10,
                                                1997
                                      (Inception) to
                                       September 30,
                                                                         (Note 15)      (Note 15)
                                                2002           2002           2001           2000
Expenses
    Research and development costs       $ 1,309,340    $   354,195    $   368,484    $   437,883
    General and administrative               587,153        340,439         89,498        142,521
    Legal fees                             1,447,566         28,217         30,000      1,383,519
    Licensing fees                           635,500           --             --          635,500
    Patent fees                            1,574,572         59,413      1,503,800          6,105
    Depreciation and amortization            105,153         36,063         36,062         25,321
    Loss from disposal of assets              30,195           --             --             --
                                         -----------    -----------    -----------    -----------

                                           5,689,479        818,327      2,027,844      2,630,849
                                         -----------    -----------    -----------    -----------

Loss from Operations                      (5,689,479)      (818,327)    (2,027,844)    (2,630,849)
                                         -----------    -----------    -----------    -----------

Other Income (Expense)
    Other expenses                          (243,935)          --             --             --
    Other income                               3,774            359            998          2,417
                                         -----------    -----------    -----------    -----------

Total Other Income (Expense)                (240,161)           359            998          2,417
                                         -----------    -----------    -----------    -----------

Loss from Continuing Operations           (5,929,640)      (817,968)    (2,026,846)    (2,628,432)

Loss from Discontinued Operations           (432,181)          --             --             --
                                         -----------    -----------    -----------    -----------

 Net loss                                $(6,361,821)   $  (817,968)   $(2,026,846)   $(2,628,432)
                                         ===========    ===========    ===========    ===========


Loss per weighted average number of
shares outstanding - basic and diluted                  $     (0.19)   $     (1.48)   $     (6.98)
                                                        ===========    ===========    ===========


Weighted average number of shares
outstanding - basic and diluted                           4,247,788      1,375,000        376,348
                                                        ===========    ===========    ===========



HIV-VAC, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2002




                                                                 Preferred Stock
                                              -----------------------------------------------------
                                                       Series A                    Series B                   Common Stock
                                              -------------------------   -------------------------   --------------------------
                                                 Shares        Amount        Shares        Amount        Shares         Amount
                                              -----------   -----------   -----------   -----------   -----------    -----------
Issuance of shares to founders                       --     $      --            --     $      --       5,080,000    $       508
Net loss                                             --            --            --            --            --             --
Merger with Nouveaux Corporation                     --            --            --            --       3,895,126            390
Additional investment by stockholders                --            --            --            --            --             --
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 1998                         --            --            --            --       8,975,126            898
Reverse split of common stock 1:50                   --            --            --            --      (8,795,454)          (719)
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance after split dated March 8, 1999              --            --            --            --         179,672            179
Net loss                                             --            --            --            --            --             --
Issuance of common stock under 504 offering          --            --            --            --      20,000,000         20,000
Issuance of common stock under 504 offering          --            --            --            --       9,241,600          9,242
Officers' compensation capitalized                   --            --            --            --            --             --
Issuance of common and series A preferred
 stock for license agreement                       10,000           100          --            --       5,750,000          5,750
Purchase of treasury stock                           --            --            --            --            --             --
Issuance of common stock                             --            --            --            --          40,000             40
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 1999                       10,000           100          --            --      35,211,272         35,211

Comprehensive loss
Net loss                                             --            --            --            --            --             --
Other comprehensive loss
  Foreign currency translation
    adjustment                                       --            --            --            --            --             --

Comprehensive loss                                   --            --            --            --            --             --
Shares issued - acquisition of Lifeplan              --            --            --            --         100,000            100
Forgiveness of stockholder debt                      --            --            --            --            --             --
Issuance of common stock                             --            --            --            --         454,545            455
Shares issued for license                            --            --            --            --       3,123,583          3,124
Issuance of common stock                             --            --            --            --          73,348             73
Shares issued for services                           --            --            --            --       6,000,000          6,000
Issuance of common stock                             --            --            --            --         459,770            460
Subscription received                                --            --            --            --            --             --
Issuance of common stock                             --            --            --            --         459,770            460
Issuance of common stock                             --            --            --            --         634,920            635
Officers' compensation capitalized                   --            --            --            --            --             --
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 2000                       10,000   $       100          --     $      --      46,517,208    $    46,518
                                              ===========   ===========   ===========   ===========   ===========    ===========

                                                                                         Accumulated
                                                             Additional                     Other                        Total
                                                Treasury      Paid in     Subscription  Comprehensive   Accumulated   Stockholders'
                                                 Stock        Capital     Receivable    Income (loss)     Deficit        Equity
                                              -----------   -----------   -----------   -------------   -----------   ------------

Issuance of shares to founders                $      --     $      --     $      --      $      --      $      --      $       508
Net loss                                             --            --            --             --         (432,181)      (432,181)
Merger with Nouveaux Corporation                     --         350,069          --             --         (243,934)       106,525
Additional investment by stockholders                --         342,108          --             --             --          342,108
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 1998                         --         692,177          --             --         (676,115)        16,960
Reverse split of common stock 1:50                   --             719          --             --             --             --
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance after split dated March 8, 1999              --         692,896          --             --         (676,115)        16,960
Net loss                                             --            --            --             --         (212,460)      (212,460)
Issuance of common stock under 504 offering          --          80,000          --             --             --          100,000
Issuance of common stock under 504 offering          --         130,758      (140,000)          --             --             --
Officers' compensation capitalized                   --          15,000          --             --             --           15,000
Issuance of common and series A preferred
 stock for license agreement                         --          94,150          --             --             --          100,000
Purchase of treasury stock                         (1,767)         --            --             --             --           (1,767)
Issuance of common stock                             --           5,001          --             --             --            5,041
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 1999                       (1,767)    1,017,805      (140,000)          --         (888,575)        22,774
                                                                                                                       -----------
Comprehensive loss
Net loss                                             --            --            --             --       (2,628,432)    (2,628,432)
Other comprehensive loss
  Foreign currency translation
    adjustment                                       --            --            --           (9,240)          --           (9,240)
                                                                                                                       -----------
Comprehensive loss                                   --            --            --             --             --       (2,637,672)
Shares issued - acquisition of Lifeplan              --          49,900          --             --             --           50,000
Forgiveness of stockholder debt                      --           7,227          --             --             --            7,227
Issuance of common stock                             --          99,535          --             --             --           99,990
Shares issued for license                            --         632,376          --             --             --          635,500
Issuance of common stock                             --          23,582          --             --             --           23,655
Shares issued for services                           --       1,344,000          --             --             --        1,350,000
Issuance of common stock                             --          99,530          --             --             --           99,990
Subscription received                                --            --         140,000           --             --          140,000
Issuance of common stock                             --          99,530          --             --             --           99,990
Issuance of common stock                             --          99,355          --             --             --           99,990
Officers' compensation capitalized                   --          25,000          --             --             --           25,000
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 2000                  $    (1,767)  $ 3,497,840   $      --      $    (9,240)   $(3,517,007)   $    16,444
                                              ===========   ===========   ===========    ===========    ===========    ===========




HIV-VAC, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2002
(Continued)


                                                                 Preferred Stock
                                              -----------------------------------------------------
                                                       Series A                    Series B                   Common Stock
                                              -------------------------   -------------------------   --------------------------
                                                 Shares        Amount        Shares        Amount        Shares         Amount
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 2000                       10,000   $       100          --     $      --      46,517,208    $    46,518
Shares issued for services                           --            --            --            --         500,000            500
Reverse split of common stock 1:100                  --            --            --            --     (46,546,795)       (46,548)
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance after reverse split                        10,000           100          --            --         470,413            470
                                              -----------   -----------   -----------   -----------   -----------    -----------

Comprehensive loss
Net loss                                             --            --            --            --            --             --
Other comprehensive loss:
  Foreign currency transaction adjustment            --            --            --            --            --             --

Comprehensive loss                                   --            --            --            --            --             --
Issuance of common  for license                      --            --            --            --       3,000,000          3,000
Issuance of  series B preferred stock                --            --       1,000,000        10,000          --             --
Officers' compensation capitalized                   --            --            --            --            --             --
Dividends - preferred B stock                        --            --            --            --            --             --
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 2001                       10,000   $       100     1,000,000   $    10,000     3,470,413    $     3,470
                                              ===========   ===========   ===========   ===========   ===========    ===========

Balance - September 30, 2001                       10,000   $       100     1,000,000   $    10,000     3,470,413    $     3,470
Net loss for year ended September 30, 2002           --            --            --            --            --             --
Purchase of Treasury Stock                           --            --            --            --            --             --
Other comprehensive loss                             --            --            --            --            --             --
Officers compensation capitalized                    --            --            --            --            --             --
Shares issued for services                           --            --            --            --         150,000            150
Shares issued for services                           --            --            --            --         200,000            200
Shares issued to directors and officers              --            --            --            --         300,000            300
Sale of treasury stock                               --            --            --            --            --             --
Shares issued to officer for cash                    --            --            --            --         100,000            100
Shares issued to Intracell for debt                  --            --            --            --       2,272,727          2,273
Shares issued to Intracell for debt                  --            --            --            --       1,323,529          1,324
Convert Note for Options                             --            --            --            --            --             --
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 2002                       10,000   $       100     1,000,000   $    10,000     7,816,669    $     7,817
                                              ===========   ===========   ===========   ===========   ===========    ===========

                                                                                         Accumulated
                                                             Additional                     Other                        Total
                                                Treasury      Paid in     Subscription  Comprehensive   Accumulated   Stockholders'
                                                 Stock        Capital     Receivable    Income (loss)     Deficit        Equity
                                              -----------   -----------   -----------   -------------   -----------   ------------

Balance - September 30, 2000                  $    (1,767)  $ 3,497,840   $      --      $    (9,240)   $(3,517,007)   $    16,444
Shares issued for services                           --          19,500          --             --             --           20,000
Reverse split of common stock 1:100                  --          46,548          --             --             --             --
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance after reverse split                        (1,767)    3,563,888          --           (9,240)    (3,517,007)        36,444
                                              -----------   -----------   -----------    -----------    -----------    -----------

Comprehensive loss
Net loss                                             --            --            --             --       (2,026,846)    (2,026,846)
Other comprehensive loss:
  Foreign currency transaction adjustment            --            --            --            2,030           --            2,030
                                                                                                                       -----------
Comprehensive loss                                   --            --            --             --             --       (2,024,816)
Issuance of common  for license                      --       1,497,000          --             --             --        1,500,000
Issuance of  series B preferred stock                --          10,000          --             --             --           20,000
Officers' compensation capitalized                   --          40,000          --             --             --           40,000
Dividends - preferred B stock                        --            --            --             --          (10,000)       (10,000)
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 2001                  $    (1,767)  $ 5,110,888   $      --      $    (7,210)   $(5,553,853)   $  (438,372)
                                              ===========   ===========   ===========    ===========    ===========    ===========

Balance - September 30, 2001                  $    (1,767)  $ 5,110,888   $      --      $    (7,210)   $(5,553,853)   $  (438,372)
Net loss for year ended September 30, 2002           --            --            --             --         (817,968)      (809,534)
Purchase of Treasury Stock                        (10,000)         --            --             --             --          (10,000)
Other comprehensive loss                             --            --            --           (1,059)          --           (1,059)
Officers compensation capitalized                    --          20,000          --             --             --           20,000
Shares issued for services                           --          22,350          --             --             --           22,500
Shares issued for services                           --          31,800          --             --             --           32,000
Shares issued to directors and officers              --          59,700          --             --             --           60,000
Sale of treasury stock                              3,000        12,000          --             --             --           15,000
Shares issued to officer for cash                    --          19,900          --             --             --           20,000
Shares issued to Intracell for debt                  --         497,727          --             --             --          500,000
Shares issued to Intracell for debt                  --         223,676          --             --             --          225,000
Convert Note for Options                             --         140,000          --             --             --          140,000
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 2002                  $    (8,767)  $ 6,138,041   $      --      $    (8,269)   $(6,371,821)   $  (224,465)
                                              ===========   ===========   ===========    ===========    ===========    ===========



HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2002, 2001 and 2000 and for the Period from January 10, 1997 (Inception) to September 30, 2002

                                                     January 10,
                                                            1997
                                                  (inception) to
                                                   September 30,
                                                                                     (Note 15)      (Note 15)
                                                            2002           2002           2001           2000
Cash Flows from Operating Activities
    Net loss                                        $(6,361,821)   $  (817,968)   $(2,026,846)   $(2,628,432)
    Adjustments to reconcile net loss to net
       cash used in operating activities
       Amortization and depreciation                    105,153         36,063         36,062         25,321
       Officers' compensation capitalized               100,000         20,000         40,000         25,000
       Other expenses relating to Noveaux
         acquisition                                    243,934           --             --             --
       Issuance of stock for services                 1,424,500         54,500         20,000      1,350,000
       Issuance of stock for licensing fees             635,500           --             --          635,500
       Issuance of stock to directors and
         officers' compensation                          60,000         60,000           --             --
       Issuance of option for note payable,
         current                                        140,000        140,000           --             --
       Issuance of stock for fees and current
         debt                                           725,000        725,000           --             --
       Issuance of stock for patent fees              1,500,000           --        1,500,000           --
       Income (loss) from foreign currency
         transaction                                     (8,270)        (1,060)         2,030         (9,240)
       Decrease (increase) in note receivable              --             --            3,553         (3,553)
       Decrease in notes payable                       (140,000)      (140,000)          --             --
       Increase in prepaid expenses                     (18,055)       (18,055)          --             --
       Increase (decrease) in accrued liabilities       441,547       (106,330)       306,340        104,595
                                                    -----------    -----------    -----------    -----------
                                                     (1,152,512)       (47,850)      (118,861)      (500,809)
                                                    -----------    -----------    -----------    -----------
Cash Flows from Investing Activities
    Purchase of patent rights                           (85,000)          --             --             --
    Purchase of furniture and equipment                 (48,416)          --             (920)       (47,496)
    Purchase of treasury stock                          (11,767)       (10,000)          --             --
    Cash required in acquisition                        120,272           --             --              272
                                                    -----------    -----------    -----------    -----------
                                                        (24,911)       (10,000)          (920)       (47,224)
                                                    -----------    -----------    -----------    -----------

CashFlows from Financing Activities
    Proceeds from issue of preferred stock
       series B                                          10,000           --           10,000           --
    Proceeds from issuance of common stock              689,164         20,000           --          423,615
    Proceeds from notes payable                         140,000           --             --          125,000
    Proceeds from sale of treasury stock and
       warrants                                          15,000         15,000           --             --
    Subscription receivable                                --             --             --          140,000
    Payment of stockholder's loan                          (272)          --             --             (272)
    Proceeds from additional paid in capital            342,108           --             --             --
                                                    -----------    -----------    -----------    -----------
                                                      1,196,000         35,000         10,000        688,343
                                                    -----------    -----------    -----------    -----------




Net Increase (Decrease) in Cash                          18,577        (22,850)      (109,781)       140,310

Cash - beginning of  year                                  --           41,427        151,208         10,898
                                                    -----------    -----------    -----------    -----------

Cash - end of year                                  $    18,577    $    18,577    $    41,427    $   151,208
                                                    ===========    ===========    ===========    ===========



HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)
Years Ended September 30, 2002, 2001 and 2000 and for the Period from January 10, 1997 (Inception) to September 30, 2002



                                                    January 10
                                                          1997
                                                (Inception) to
                                                 September 30,
                                                                                   (Note 15)      (Note 15)
                                                          2002           2002           2001           2000
Supplemental Disclosure of Cash Flow Information

Non Cash Transactions:
    Capitalized officers' compensation            $    100,000   $     20,000   $     40,000   $     25,000
                                                  ============   ============   ============   ============
    Issuance of common shares for Noveaux
       merger                                     $    106,525   $       --     $       --     $       --
                                                  ============   ============   ============   ============
    Issuance of common shares for license         $    735,500   $       --     $       --     $    635,500
                                                  ============   ============   ============   ============
    Issuance of common shares for patent fees     $  1,500,000   $       --     $  1,500,000   $       --
                                                  ============   ============   ============   ============
    Issuance of common shares for Lifeplan
       merger                                     $     50,000   $       --     $       --     $     50,000
                                                  ============   ============   ============   ============
    Issuance of common shares for services        $  1,424,500   $     54,500   $     20,000   $  1,350,000
                                                  ============   ============   ============   ============
    Issuance of stock to directors and officers   $     60,000   $     60,000   $       --     $       --
                                                  ============   ============   ============   ============
    Issuance of options for note                  $    140,000   $    140,000   $       --     $       --
                                                  ============   ============   ============   ============
    Issuance of stock for debt                    $    725,000   $    725,000   $       --     $       --
                                                  ============   ============   ============   ============
    Preferred B stock dividend                    $     10,000   $       --     $     10,000   $       --
                                                  ============   ============   ============   ============
    Forgiveness of stockholder debt               $      7,227   $       --     $       --     $      7,227
                                                  ============   ============   ============   ============


HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



1.    Operations and Summary of Significant Accounting Policies

      Operations

      HIV-VAC, Inc. (the "Company"), formerly known as Personna Records, Inc., was incorporated on January 10, 1997 in the State of Nevada. Personna Records formerly known as Sonic Records, Inc. was engaged in the production and distribution of musical records. In April 1998, Personna became the surviving corporation after a merger with Nouveaux Corporation.

      The Company is currently engaged in the research and development of a vaccine to combat the HIV virus. The Company will operate under the exclusive worldwide license of Intracell Vaccines Limited, in the development and distribution of the vaccine. The Company's headquarters are located in Ontario, Canada and the research facility is located in Birmingham, United Kingdom.

      Summary of Significant Accounting Policies

      a)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended September 30, 2002, 2001 and 2000, the Company experienced net losses of $817,968, $2,026,846, and $2,628,432 respectively.

            The Company also failed to make payments under the licensing agreement with The University of Birmingham (as disclosed in Note 8
            (f)) and under a consulting agreement entered into with Intracell Vaccines (as disclosed in Note 8 (g)). As a result, both of these agreements may be terminated at any time upon receipt of sixty days notice. Although the Company had not received notice from either The University of Birmingham or Intracell Vaccines, there is no assurance that either of these parties will not choose to terminate these agreements at any time. Should either party choose to terminate their agreement, it would have a substantial negative impact on the Company and the Company would, most likely, have to cease operations.

            The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, initiating sale of its product, and attaining profitable operations.

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

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



1.    Operations and Summary of Significant Accounting Policies (cont'd)

      b)    Use of Estimates

            The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      c)    Cash Equivalents

            The  Company  treats  all  short-term   investments   with  original
            maturities of three months or less to be cash equivalents.

      d)    Furniture and Equipment

            Furniture and equipment are stated at cost. Major renewals and betterments are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets using accelerated methods.

            Useful lives for furniture and equipment are as follows:

                   Office equipment       5 years          Straight line
                   Furniture              7 years          Straight line

            The cost and accumulated depreciation for furniture and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and any resulting gains or losses are reflected in income.

      e)    Intangible Assets

            Intangible   assets   consist  of  licensing   rights  and  goodwill
            associated with the acquisition of Lifeplan.

            The licensing rights are being amortized over the remaining estimated useful life of 12 years commencing April 1999 using the straight-line method of accounting, while goodwill is being amortized over a five year period.

            Accumulated amortization at September 30, 2002 and 2001 was as follows:
                                                                      (Note 15)

                                                               2002        2001

            License                                       $  53,957   $  38,540
            Goodwill                                         28,615      17,169
                                                          ---------   ---------

                                                          $  82,572   $  55,709
                                                          =========   =========

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



1.    Operations and Summary of Significant Accounting Policies (cont'd)

      f)    Long-Lived Assets

            The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. As described in Note 1(a), the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

      g)    Financial Instruments

            The carrying amounts reported on the balance sheets for cash and equivalents, notes receivable, accounts payable, and other accrued liabilities approximate their fair values.

      h)    Income Taxes

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

      i)    Translation of Foreign Currency

            The activity of the Company's foreign offices are translated in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Realized gains and losses from foreign currency translations are included in other comprehensive income for the period.

      j)    Loss Per Share

            Basic loss per share, which does not include any dilutive securities, is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. See Note (4). In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is anti-dilutive.


HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



1.    Operations and Summary of Significant Accounting Policies (cont'd)

      k)    Recent Accounting Pronouncements

            In June 2001, the FASB issued SFAS No. 141, "Business Combinations" under which all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting. The Company adopted SFAS No. 141 on July 1, 2001 and the adoption did not have an effect on the Company's financial position or results of operations.

            In June 2001,  the FASB  issued SFAS No.  142,  "Goodwill  and Other
            Intangible Assets". SFAS No. 142 changes the accounting for goodwill
            from  an  amortization   method  to  an  impairment-only   approach.
            Amortization  of  goodwill,  including  goodwill  recorded  in  past business  combinations,  will cease upon adoption of this statement.
            The  Company is  required to  implement  the SFAS No. 142  effective
            October  1, 2002 only and  consequently  does not have any impact on the current year financial  position or results of operations of the
            Company.

            In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset
            Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset.

            In August  2001,  the FASB  issued  SFAS No.  144,  "Accounting  for
            Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

            Management   is   currently   evaluating   the   impact   of   these
            pronouncements  to determine the effect,  if any, that they may have on the financial position and results of operations.  The Company is required to adopt each of these  standards  in the first  quarter of fiscal year 2003.


2.    Furniture and Equipment, Net
                                                                                        (Note 15)

                                                              2002                          2001
                                                       Accumulated                   Accumulated
                                               Cost   Amortization           Cost   Amortization
                                       ------------   ------------   ------------   ------------

      Furniture and equipment          $     48,416   $     22,582   $     48,416   $     13,382
                                       ------------   ------------   ------------   ------------


      Net carrying amount                             $     25,834                  $     35,034
                                                      ------------                  ------------

      Depreciation expenses for the years ended September 30, 2002, 2001, and 2000 were $9,200, $9,200 and $4,182 respectively.



HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



3.    Intangible Assets, Net
                                                                                        (Note 15)

                                                              2002                          2001
                                                       Accumulated                   Accumulated
                                               Cost   Amortization           Cost   Amortization
                                       ------------   ------------   ------------   ------------

      License                          $    185,000   $     53,957   $    185,000   $     38,540
      Goodwill                               57,228         28,614         57,228         17,169
                                       ------------   ------------   ------------   ------------

                                       $    242,228   $     82,571   $    242,228   $     55,709
                                       ------------   ------------   ------------   ------------

      Net carrying amount                             $    159,657                  $    186,519
                                                      ------------                  ------------


      Depreciation expenses for the years ended September 30, 2002, 2001, and 2000 were $26,863, $26,862 and $21,139 respectively.


4.    Loss Per Share

      The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The potentially convertible securities have not been included in the diluted loss per share computation because of their anti-dilutive effect.


5.    Licensing Agreement

      On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited ("Intracell") whereby the Company issued 5,750,000 shares of common stock, 10,000 shares of preferred stock, stock options to Intracell's stockholders to purchase at par value, 30,000,000 shares of the Company's common stock, conditional on the outcome of three separate events (See Note 8(b)) and $85,000 in cash in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK (See Note 6(g)). The options have not been valued since they are subject to contingencies.

      As part of the agreement dated March 15, 1999, the Company agreed to make minimum royalty payments in advance, of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents.

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



5.    Licensing Agreement (cont'd)

      On April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its stockholders to maintain an equity position of 60% of the common shares of the Company until the Company had raised $5 million. Specifically, when the Company issued stock to others, the anti-dilution clause provides Intracell and its stockholders with the option to acquire, at par value, a like number of shares thus allowing that Intracell and its stockholders maintain their 60% interest in the Company. During the year ended September 30, 2000, the Company issued 3,123,583 common stock to Intracell pursuant to the anti-dilution clause; See Note 6(j), 6(k), 6(m), 6(o), and 6(p). The value of the shares issued to Intracell were recognized in operations as licensing fees.

      Subsequently, on August 7, 2001, upon determining that the Company had breached the Intracell license agreement, the Company granted Intracell 3,000,000 shares of common stock, the option to acquire 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin, the option to acquire an additional 2,500,000 shares of common stock at $1.00 per share when Phase III human trials begin, and an option to acquire
      2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government. See Note 6(s).


6.    Stockholders' Equity (Deficit)

      Common and preferred stock were issued as follows:

      a) Sale of common stock - In April 1998, the Company issued 5,080,000 shares of pre-split common stock to the Company's founders at par value for cash of $508. See 6 (c).

      b) In April 1998, the Company issued 3,895,126 pre-split shares of common stock to acquire 100 percent of the issued and outstanding shares of Nouveaux Corporation. See Note 7(a).

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

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



6.    Stockholders' Equity (Deficit) (cont'd)

      g) On April 6, 1999, the Company issued 5,750,000 shares of common stock and 10,000 shares of preferred stock, Series A, for an aggregate amount of $99,900 and $100 respectively, in exchange for the exclusive right to the worldwide license for the development and distribution of a HIV vaccine to combat aids (See Note 5). Each share of preferred stock has 3,000 votes per common share at any meeting of the stockholders where votes are submitted.

      h) On September 27, 1999, 40,000 shares of common stock were issued for an aggregate amount of $5,041.

      i) On March 8, 2000, the Company issued 100,000 shares of common stock to acquire Life Plan (See Note 7(b)).

      j) On May 26, 2000, the Company issued 454,545 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 681,817 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 5).

      k) On June 29, 2000 the Company issued 73,348 shares of common stock for an aggregate amount of $23,655. Concurrently, the Company also issued 110,076 shares of common stock with an aggregate value of $35,500 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 5).

      l) On June 29, 2000, the Company issued 3,000,000 shares of common stock for an aggregate amount of $675,000 in legal services.

      m) On July 5, 2000 the Company issued 459,770 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 689,655 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement. (See Note 5).

      n) On July 24, 2000, The Company issued 3,000,000 shares of common stock for an aggregate amount $675,000 in legal services.

      o) On July 27, 2000 the Company issued 459,770 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 689,655 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 5).

      p) On August 21, 2000, the Company issued 634,920 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 952,380 shares of common stock with an aggregate value of $150,000 to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License Agreement (See
            Note 5).

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



6.    Stockholders' Equity (Deficit) (cont'd)

      q) On May 16, 2001, the Company issued 500,000 shares of common stock for an aggregate amount of $20,000 for consulting services.

      r) On July 6, 2001, the Company declared a reverse split of the Company's common stock at 1:100, effective July 22, 2001. This reduced the shares outstanding from 47,017,208 shares to 470,413 shares.

      s) On August 7, 2001, the Company amended its license agreement with Intracell. The amendment called for Intracell to waive its right to terminate the agreement due to the Company's failure to raise $1,500,000 pursuant to Section 9.1(b) of the agreement dated April 6, 1999 in exchange for the following:

            i)    3,000,000 shares of common stock

            ii) options to acquire 7,500,000 shares of the Company's common stock. See Note (5).

            The 3,000,000 shares were valued at the closing price on August 7, 2001 of $0.50 per share.

      t) On August 10, 2001, the Company sold 1,000,000 shares of its preferred stock, Series B, with attached warrants at par value of $0.01 per share, or $10,000. The preferred Series B stock converts to 20 million shares of the Company's common stock at 40 percent of the market value of the common stock based on a stated value. The attached warrants convert to 5,000,000 shares of the Company's common stock at $1.50 per share. In accordance with the Emerging Issues Task Force ("EITF") 98-5, the Company valued the beneficial conversion feature at the amount of the proceeds received from the sale of the stock ($10,000).

      u) On January 7, 2002, the Company bought back the 1,000,000 preferred shares and the attached warrants that had been issued on August 10, 2001 for a total consideration of $10,000. The preferred shares were added to the treasury stock, while the warrants were cancelled.

      v) On March 21, 2002, the Company issued 150,000 shares of common stock for an aggregate amount of $22,500 for consulting services.

      w) On April 15, 2002, the Company issued 200,000 shares of common stock for an aggregate amount of $32,000 for consulting services.

      x) On May 25, 2002, the Company issued 300,000 shares of common stock for an aggregate amount of $60,000 for services rendered by the directors and officers of the Company.

      y) On July 29, 2002, the Company sold 300,000 preferred B series shares from treasury for a total consideration of $15,000. The Company also issued the purchaser of the preferred B series stock, 3,000,000 warrants. Each warrant is convertible into one common share at an exercise price of $1.50 and expires in December 2003.

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



6.    Stockholders' Equity (Deficit) (cont'd)

      z) On August 3, 2002, the Company issued 100,000 shares of common stock for cash of $20,000 to an officer of the Company.

      aa) On August 7, 2002, the Company issued 2,272,727 shares of common stock to Intracell Vaccines Limited, under a settlement of debt agreement valued a $500,000.

      ab) On August 30, 2002, the Company issued 1,323,529 shares of common stock to Intracell Vaccines Limited, under a settlement of debt agreement valued a $225,000.


7.    Business Combinations

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


8.    Commitments and Contingencies

      a) The Company leases office space in the United Kingdom. The lease provides for quarterly rental payments totalling 16,000 pounds per year, or approximately $24,000, at the exchange rate at September 30, 2001. Future minimum lease payments using the exchange rate at September 30, 2002 are as follows:

                                 2003             $   15,000

            Rent expense for the years ended September 30, 2002, 2001 and 2000 was $18,794, $23,480 and $14,773 respectively.

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



8.    Commitments and Contingencies (cont'd)

      b) Stock Options - On March 15, 1999, the Company entered into a stock option agreement, in which the Company granted Intracell stockholders options to purchase an aggregate of 300,000 shares, under three separate conditional events. The Company authorized the exercise of the options as follows:

            i) The option to purchase 100,000 Common Stock at $0.001 per share when human trials of the HIV vaccine begin.

            ii) The option to purchase 100,000 Common Stock at $0.001 per share should the Company commence United States Government Food and Drug Administration ("FDA") Phase III trials of its HIV vaccine.

            iii) The option to purchase 100,000 Common Stock at $0.001 per share should the Company obtain FDA approval of its HIV vaccine.

                  None of the contingencies had been met at September 30, 2002. The options expire on April 1, 2004.

      c) Stock Options - On August 7, 2001, the Company provided Intracell with three options to acquire a total of $7,500,000 shares as follows:

            i) 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin.

            ii) 2,500,000 shares of common stock at $1.00 per share when Phase III human trials begin.

            iii) 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government.

      d) Stock Options - On September 2, 2002, the Company provided Trinity Funding, an option to purchase 800,000 common shares, in settlement of the note payable of $140,000 to Trinity Funding. The exercise price of the option was determined to be the average market price of common shares over the 20 trading days prior to exercise, less a discount of 35% or $.50 per share, whichever is higher.

      e) Warrants - On July 29, 2002, the Company issued stock warrants to acquire 3,000,000 shares of the Company's common stock at $1.50 per share. The warrants expire in December 2003.

      f) Royalty Payments under Licensing Agreement - The Company has committed to make minimum royalty payments of $76,500 per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the year end, the Company had not made the above payments.

      g) Consulting Agreement - Pursuant to the consulting agreement with Intracell Vaccines, the Company is committed to pay Intracell
            Vaccines, a consulting fee of $70,000 per quarter. Intracell Vaccines Limited has the right to terminate the consulting agreement, due to the Company's failure to make these payments,.


HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



9.    Income Taxes

                                                                     September 30,
                                                       ----------------------------------------
                                                                        (Note 15)     (Note 15)
                                                               2002          2001          2000

      Income tax benefits at statutory rates           $  (275,000)  $  (689,000)  $  (937,725)
      Allowance for valuation                              275,000       689,000       937,725
                                                       -----------   -----------   -----------

      Income tax benefit                               $      -      $      -      $      -
                                                       ===========   ===========   ===========


      The reasons for the differences between income taxes at the statutory income tax rates and the provision (benefit) for income taxes are summarized as follows:

      Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At September 30, 2002, net operating losses of approximately $ 5,050,000 are available for carryforward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.


10.   Related Party Transactions

      Under an Assignment of License Agreement dated April 6, 1999 (See Note 5), Intracell acquired the majority of the Company's voting stock.

      Under an agreement dated April 6, 1999, Intracell agreed to provide the Company with research, process science, clinical and regulatory support required to develop the Company's HIV vaccine. The Company agreed to pay Intracell a consulting fee of $70,000 per quarter for these services. During the years ended September 30, 2002, 2001 and 2000 expenses paid to Intracell were $280,000, $280,000 and $280,000 respectively.

      On August 7, 2001, the Company granted Intracell 3,000,000 shares of the Company's common stock and options to acquire 7,500,000 shares of the Company's common stock as payment for the breach under the original Assignment of License Agreement (See Note 5). The stock issued was valued at its market value of $0.50 per share ($1,500,000) and was expensed in the year ended September 30, 2001.

      On August 7, 2002, the Company converted $500,000 of debt held by Intracell into equity through the issue of 2,272,727 common shares at a price of $.22 per share. On August 30, 2002 the Company converted $225,000 of debt held by Intracell into equity through the issue of 1,323,529 common shares at a price of $.17 per share.

11.   Notes Payable

      On September 1, 2002 the Company converted the note payable of $140,000 to Trinity Funding into an option to purchase 800,000 common shares at an exercise price of the average market price over the 20 trading days prior to exercise, less a discount of 35% or $.50 per share, whichever is higher. The notes were interest free and were repayable when the Company had obtained $5,000,000 in financing.


HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



12.   Stockholders' Restrictions

      The  stockholders  of the Company have a pre-emptive  right  regarding the
      purchase  of  stock.  Furthermore,   the  transfer  of  certain  stock  is
      restricted,  in accordance  with the  regulations  of the  Securities  and
      Exchange Commission.


13.   Fair Value of Financial Instruments

      The estimated fair value of the Company's financial instruments as of September 30, 2002 and 2001 are as follows:

                                                                                  (Note 15)

                                                   2002                      2001
                                          Carrying       Fair       Carrying       Fair
                                           Amount        Value       Amount        Value
                                         ----------   ----------   ----------   ----------
      Assets
        Cash                             $   18,577   $   18,577   $   41,427   $   41,427

      Liabilities
        Notes payable                          -            -         140,000      140,000
        Accounts payable and accrued
           liabilities                      455,020      455,020      561,352      561,352


14.   Subsequent Events

      Subsequent to the year end, the Company issued 1,150,000 common shares to settle a debt of $195,500 that existed at the year end. In addition, 300,000 common shares were issued to officers and directors, being compensation for services rendered to the Company, on October 30, 2002.


15.   Comparative Figures

      The   comparative   figures   were  audited  by  another  firm  of  public
      accountants.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

         On September 11, 2002 we dismissed DiRocco and Dombrow, PA as our independent accountant. The report of DiRocco and Dombrow, PA on the consolidated financial statements for the fiscal years ended September 30, 2001 and September 30, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. Our Board of Directors participated in and approved the decision to change independent accountants. In connection with its audit for the fiscal years ended September 30 2001 and September 30, 2000, respectively, and during the subsequent interim period from January 1, 2002 through the date of dismissal, there were no disagreements with DiRocco and Dombrow, PA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DiRocco and Dombrow, PA would have caused them to make reference thereto in their report on the consolidated financial statements for such years. We retained SF Partnership LLP as our new independent accountants as of September 11, 2002. We authorized SF Partnership LLP to respond to any and all inquiries of the successor accountant.


                                    PART III

Item 9. Director's And Executive Officers Promoters And Control Persons, Compliance With Section 16(a) Of The Exchange Act.

Directors and Executive Officers

Our directors and executive officers are as follows

NAME                       AGE        POSITION
----                       ---        --------
Kevin W Murray             49         Chairman of the Board, President and CEO
Gordon R B Skinner         60         Director, Director of Research
Sally Del Principe         46         Director, CFO
John Palethorpe            57         Vice President


There are no individuals, other than those listed above, who make a significant contribution to our business.

Kevin W. Murray has served as our Vice President of Finance and Administration, and as a director from April of 1999 to June 2002. He was appointed our Chairman, President and Chief Executive Officer in June 2002. He has been a director of Intracell Vaccines Limited since September 1998. He is currently the CEO and president of Pipe Vision, a private corporation engaged in pipeline rehabilitation that he founded in 1991. He was a director of Woodie 1, Inc, a public investment company from April 1998 to September 1998. Mr. Murray holds a Bachelor of Accounting Science degree from The University of South Africa, and completed post-graduate studies in accountancy at The University of Cape Town, prior to gaining admission to the South African Institute of Chartered Accountants.

Dr. Gordon R.B. Skinner is the developer of our proposed vaccine. He served as our Chairman and President from April of 1999 to June 2002 and as our Director of Research since June 2002. He has been a director of Intracell Vaccines Limited since November of 1998. He is the Managing Director of Vaccine Research International, PLC, a corporation involved in the development of a staphylococcal vaccine. He is Chairman of the Vaccine Research Trust UK, and until recently was an Honorary Consultant in Infection at The University Hospital Birmingham NHS Trust, Birmingham. Dr. Skinner was a senior lecturer at the Department of Medical Microbiology at The University of Birmingham from 1976 to 1998. He received an MB ChB from the University of Glasgow in 1965, an MD (First Class Honors) from The University of Birmingham in 1975, and a DSc from The University of Birmingham in 1989. He is a Fellow of The Royal College of Obstetrics and Gynecologists, and a Fellow of The Royal College of Pathologists. Dr. Skinner developed the Skinner Herpes vaccine, and is the author of more than 100 scientific and medical publications.

Sally Del Principe has served as a director of the company since June 2001 and was appointed Chief Financial Officer in June 2002. She is a resident of United Kingdom and since 1992 has been a partner in Lupton Del Principe Associates, a private company which specializes in credit insurance brokerage. Mrs. Del Principe has spent a considerable portion of her working life in Southern Africa and will play a key role in developing the HIV/AIDS vaccine in the African continent.

John Palethorpe has served as a Vice President since April of 1999. Since 1979, Mr. Palethorpe has been the Chairman and Managing Director of Stourbridge Forklift Co. Ltd., a company that acts as an agent for the sale of Desta and Hyundai Forklifts. He is also the Chairman and managing director of the following companies: Randcrown Ltd., a property and investment company incorporated in 1979; J.Rigg Construction Ltd a property maintenance and repair company incorporated in 1979; and Tionmartin Ltd., a company that sells used forklifts and has been incorporated since 1975 and Vaccine Research International Plc, a corporation involved in the development of a Staphyloccocal vaccine. He has been involved in the financing of the development of our proposed vaccine since 1993.

         There are no familial relationships between any of the Company's executive officers and directors.

         Conflicts of Interest

         Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Kevin Murray, our president, director and CEO, and Dr. Gordon Skinner, our director of research are also officers and directors and each holders of 33% of the outstanding common stock of Intracell Vaccines Limited, a company incorporated on the Isle of Mann and holder of 72.12% of our common stock and 100% of our Series A preferred stock. In addition, John Palethorpe, our vice president is also a holder of 33% of the outstanding common stock of Intracell Vaccines Limited. There can be no assurance that management will resolve all conflicts of interest in favor of HIV-VAC. Failure of management to conduct HIV-VAC's business in its best interest may result in liability of the management to HIV-VAC.

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


Item 10. Executive Compensation.

         As of the fiscal year ended September 30, 2002, our executive officers have received compensation from us as follows:

                            Annual Compensation         Long Term Compensation
                            -------------------         ----------------------
                                                               Stock Awards and
Name and Position          Fiscal Year   Salary       Bonus   Other Compensation
Kevin Murray                  2000        $  -        $  -        $  -
Chairman and CEO              2001        $  -        $  -        $  -
                              2002        $  -        $  -        $ 20,000(1)

Dr. Gordon Skinner            2000        $  -        $  -        $  -
Director, Director of         2001        $  -        $  -        $  -
Research                      2002        $  -        $  -        $ 20,000(1)

Sally Del Principe            2000        $  -        $  -        $  -
Director and CFO              2001        $  -        $  -        $  -
                              2002        $  -        $  -        $ 10,000(2)

John Palethorpe               2000        $  -        $  -        $  -
Vice President                2001        $  -        $  -        $  -
                              2002        $  -        $  -        $ 10,000(2)


         --------------------
         (1)Represents the issuance of 100,000 shares of our common stock at $0.20 per share.
         (2)Represents the issuance of 50,000 shares of our common stock at $0.20 per share.

         No cash fees or other consideration has been paid to our directors through the date hereof.

         There are no employment contracts in effect with any of our officers or directors, nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements.

         As noted above under the caption License Agreement and Consulting Agreement on page 7, we have a consulting agreement with Intracell Vaccines Limited. Messrs. Skinner, Murray and Palethorpe are shareholders of Intracell Vaccines, and Messrs. Skinner and Murray also serve as Intracell Vaccines directors.

         Although our executives do not receive any cash compensation from us, Messrs. Skinner, Murray and Palethorpe have received the following compensation from Intracell Vaccines Limited for services that Intracell has provided to HIV-VAC:


Name                                                   Year        Compensation
----                                                   ----        ------------
Kevin W. Murray,                                       2000        $20,000
CEO and Director of Intracell Vaccines Limited         2001        $     -
                                                       2002        $     -

Dr. Gordon Skinner,                                    2000        $20,000
Director of Intracell Vaccines Limited                 2001        $     -
                                                       2002        $     -

John Palethorpe,                                       2000        $10,000
Consultant to Intracell Vaccines Limited               2001        $     -
                                                       2002        $     -

         The executives receive other compensation from Intracell for services un-related to HIV-VAC. Such compensation is not reflected in the table above.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

         The following chart sets forth certain  information with respect to the beneficial ownership of the common stock and the Series A preferred stock of the
Company as of December 26, 2002 for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers
(defined below), and (iv) all directors and executive officers as a group. As of
December 31, 2002, the Company had 9,266,669 shares of common stock  outstanding and 10,000 Series A preferred shares outstanding.
                                                                                   Percentage
Name and Address                    Title of Class                # of shares      of Class
----------------                    --------------                -----------      --------
Kevin W. Murray                     Common Stock                  2,445,098(1)     26.39%
12 Harben Court
Collingwood, Ontario Canada         Series A Preferred Stock          3,333(2)     33.33%
L9Y 4L8

Gordon Skinner                      Common Stock                  2,445,098(1)     26.39%
Harborough Banks
Old Lapworth Rd                     Series A Preferred Stock          3,333(2)     33.33%
Solihill B94 6Ld
United Kingdom

John Palethorpe                     Common Stock                  2,445,098(1)     26.39%
Knoll Hill
Belbroughton Road                   Series A Preferred Stock          3,333(2)     33.33%
Blakedown, Kidderminster
9YLD 3LN
United Kingdom

Sally Del Principe                  Common Stock                       100,000      1.08%
Sunny Bank House
32 Moorhall Lane
Stourport on Severn
Worcestershire
DY13 8RB
United Kingdom

Directors and Officers              Common Stock                  7,435,294(1)     80.23%
as a Group                          Series A Preferred Stock         10,000(2)       100%

Intracell Vaccines Limited (3)      Common Stock                     6,683,244     72.12%
                                    Series A Preferred Stock         10,000(2)       100%

Tradebay Investments Ltd.           Common Stock                  6,000,000(4)      64.7%

Trinity Funding, Inc.               Common Stock                    800,000(5)      8.64%


------------------
(1) The shares of common stock are owned both directly and through the executives' indirect shareholdings in Intracell Vaccines Limited.
(2) The shares of Series A preferred stock are owned both directly and through the executives' shareholdings in Intracell Vaccines Limited. Each share of Series A preferred stock entitles the holder to 3,000 votes at a shareholder's meeting.
(3) All of the outstanding shares of Intracell Vaccines Limited are owned equally by Dr. Gordon Skinner, Kevin Murray and John Palethorpe.
(4) Consists of 3,000,000 common shares issuable upon the conversion of Series B preferred stock held by Tradebay Investments and 3,000,000 common shares issuable upon exercise of warrants held by Tradebay Investments. Rosemary Hunter is the sole Officer and Director of Tradebay Investments Ltd.
(5) Consists of 800,000 common shares issuable upon the exercise of options held by Trinity Funding. William Sears is the sole Officer and Director of Trinity Funding, Inc.


         Securities Authorized for Issuance Under Equity Compensation Plans

         As of the end of the fiscal year, the Company does have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 12. Certain Relationships And Related Transactions.

         As noted above in more detail under the caption License Agreement and Consulting Agreement on page 7, we have a consulting agreement with Intracell Vaccines Limited. Kevin Murray, our president, director and CEO, and Dr. Gordon Skinner, our director of research are also officers and directors and each holders of 33.3% of the outstanding common stock of Intracell Vaccines Limited, a company incorporated on the Isle of Mann and holder of 72.12 % of our common stock and 100% of our Series A preferred stock. In addition, John Palethorpe, our vice president is also a holder of 33.3% of the outstanding common stock of Intracell Vaccines Limited. The Consulting Agreement, which is described under such caption, provides for reimbursement of certain expenses and payment to Intracell Vaccines of a fee of $70,000 per quarter.

         As further noted above in more detail under the caption License Agreement and Consulting Agreement, we acquired the rights to our proposed vaccine from Intracell Vaccines Limited for consideration consisting of common and preferred securities. Messrs. Skinner, Murray and Palethorpe are shareholders of Intracell Vaccines, and Messrs. Skinner and Murray also serve as Intracell Vaccines directors.

         On August 3, 2002, we sold 100,000 shares of our common stock to John Palethorpe at $0.20 per share in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506.

         On August 7, 2002, the Company issued 2,272,727 shares of common stock to Intracell Vaccines Limited under a settlement of debt agreement valued at $500,000 in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506.

         On August 30, 2002, the Company issued 1,323,529 shares of common stock to Intracell Vaccines Limited under a settlement of debt agreement valued at $500,000 in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506.


Item 13. Exhibits And Reports On Form 8-K

(a)      Exhibits:



Exhibit
Number     Description
------     -----------
  3.1 Articles of Incorporation, filed as Exhibit to the Form 10-QSB filed May 16, 2000.
  3.2 Amended Articles of Incorporation, filed as Exhibit to the Form 10-QSB filed August 14, 2001.
  3.3      By-laws, filed as Exhibit to Form 10-QSB filed May 16, 2000.
  3.4 Certificate of Amendment to Certificate of Incorporation, dated as of May 15, 2001, filed as Exhibit to the Form 10-QSB filed August 14, 2001.
 10.1 License agreement between University of Birmingham and Intracell Vaccines Ltd dated November 5, 1998, filed as and Exhibit to the Amended Form 10-KSB filed Oct 22, 2002.
 10.2 License Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd., filed as an Exhibit to the Registration Statement on Form SB-2 filed August 22, 2001.
 10.3 Consulting Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd., filed as and Exhibit to the Registration Statement on Form SB-2 filed August 22, 2001.
 10.4 Extension of Consulting Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd. dated June 1, 2002, filed herewith.

 10.5 Debt Settlement Agreement between HIV-VAC, Inc. and Sheldon Cohen filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
 10.6 Debt Settlement Agreement between HIV-VAC, Inc. and Irwin Rapoport, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
 10.7 Debt Settlement Agreement between HIV-VAC, Inc. and Lina Fedko, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
 10.8 Debt Settlement Agreement between HIV-VAC, Inc. and Cliff Bodden, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
 10.9 Letter from DiRocco and Dombrow P.A. regarding change in registrant's certifying accountant, filed as Exhibit to Form 8-k filed Sept 13, 2002.
 10.10 Subscription Agreement between HIV-VAC, Inc. and Tradebay Investments, Inc. dated July 29, 2002, filed herewith.
 10.11 Stock Option Agreement between HIV-VAC, Inc. and Trinity Funding, Inc., dated September 2, 2002, filed herewith.
 99.1 Certification of Kevin W. Murray pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2 Certification of Sally Del Principe pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K:

         During the period covered by this report, we did not file any current reports on Form 8-K.


Item 14.  Controls and Procedures.

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Kevin W. Murray, the Company's Chief Executive Officer, President and Chairman of the Board and Sally Del Principe, its Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Kevin W. Murray and Sally De Principe concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



HIV-VAC, Inc.

By: /s/ KEVIN MURRAY
    --------------------------------------
    Chairman of the Board, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ KEVIN W MURRAY            Chairman of the Board         January 13, 2003
    ----------------------        President & CEO
    Kevin Murray


By: /s/ GORDON R B SKINNER        Director                      January 13, 2003
    ----------------------
    Gordon R B Skinner


By: /s/ SALLY DEL PRINCIPE        Chief Financial Officer       January 13, 2003
    ----------------------        Director
    Sally Del Principe

                                 CERTIFICATIONS

I, Kevin W. Murray, certify that:

1.     I have reviewed this annual report on Form 10-KSB of HIV-VAC, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b.     evaluated  the   effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c.     presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b.     any  fraud,   whether  or  not   material,   that  involves
              management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: January 13, 2003             /s/ Kevin W. Murray
                                          -------------------
                                          Kevin W. Murray
                                          President, Chief Executive Officer and
                                          Chairman of the Board

                                 CERTIFICATIONS

I, Sally Del Principe, certify that:

1.     I have reviewed this annual report on Form 10-KSB of HIV-VAC, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b.     evaluated  the   effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c.     presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b.     any  fraud,   whether  or  not   material,   that  involves
              management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: January 13, 2003                /s/ Sally Del Principe
                                             ----------------------
                                             Sally Del Principe
                                             Chief Financial Officer