Form 10QSB
period 2002-12-31
HIV VAC INC
filed 2003-02-14
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING
                                  REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2002

                          Commission File No. 000-30603


                                  HIV-VAC, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


        Nevada                                           86-0876846
        ------                                           ----------
(State of organization)                     (I.R.S. Employer Identification No.)

                                12 Harben Court,
                       Collingwood, Ontario Canada L9Y 4L8
                       -----------------------------------
                    (Address of principal executive offices)

                                 (705) 444-6317
                                 --------------
               Registrant's telephone number, including area code



Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are  9,266,669  shares  of  common  stock  outstanding,  10,000  shares of
preferred   series  "A"  and  300,000  shares  of  preferred  series  "B"  stock outstanding as of December 31, 2002.

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET
            SEPTEMBER 30, 2002 (UNAUDITED)                                  3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2002 (UNAUDITED)                                   4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2002 (UNAUDITED)                                  5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-11



                                      * * *


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS
                                                                       December 31,    September 30,
                                                                           2002             2002
                                                                      -------------    -------------
Current Assets
  Cash and equivalents                                                $       8,644    $      18,557
  Prepaid expenditure                                                          --             18,056
                                                                      -------------    -------------
     Total current assets                                                     8,644           36,663
                                                                      -------------    -------------

Furniture and equipment, net                                                 23,534           25,834
                                                                      -------------    -------------
Other Assets
  Intangible assets, net                                                    127,189          159,657
                                                                      -------------    -------------
Total assets                                                          $     159,367    $     222,124
                                                                      =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
     Related parties                                                        207,832          135,999
     Accounts payable                                                       140,180          319,024
                                                                      -------------    -------------
     Total Current Liabilities                                              348,012          455,023
                                                                      -------------    -------------
Stockholders' Equity (Deficit)
     Preferred stock, $0.01 par value; 10,000,000 shares authorized
         Series A,  non-preferential; 10,000 issued and
         Outstanding                                                            100              100
         Series B, convertible, non-preferential; 1,000,000
         and -0- shares issued and outstanding, respectively                 10,000           10,000
     Common stock, $0.001 par value; 500,000,000 shares
         authorized; 9,266,669 and 7,816,669 shares issued
         and outstanding, respectively                                        9,267            7,817
     Additional paid in capital                                           6,367,190        6,138,041
     Deficit accumulated during the development stage                    (6,550,425)      (6,371,821)
     Treasury stock, at cost; 101,6 common stock
     and 700,000 Preferred Stock, Series B                                   (8,767)          (8,767)
     Accumulated other comprehensive loss                                   (16,010)          (8,269)
                                                                      -------------    -------------
    Total stockholders' equity (deficit)                                   (188,645)        (232,899)
                                                                      -------------    -------------
     Total liabilities and stockholders' equity (deficit)             $     159,367    $     222,124
                                                                      =============    =============


See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     FOR THE QUARTERS ENDED DECEMBER 31, 2002, 2001 AND FOR THE PERIOD FROM
                JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2002


                                                         Quarter         Quarter          Period from
                                                          Ended           Ended         January 10, 1997
                                                       December 31,    December 31,      (Inception) to
                                                           2002            2001        December 31, 2002
                                                       ------------    ------------    -----------------
Expenses
   Research and development costs                            73,862          79,438         1,383,202
   General and administrative                                46,919          30,611           634,072
   Legal fees                                                 5,000          10,000         1,452,566
   Licensing fees                                              --              --             635,500
   Patent fees                                               18,055           5,210         1,592,627
   Depreciation and amortization                              6,154           8,982           111,307
   Loss from disposal of assets                                --              --              30,195
                                                       ------------    ------------      ------------
                                                            149,990         134,241         5,839,469
                                                       ------------    ------------      ------------

         Loss from operations                              (149,990)       (134,241)       (5,839,469)
                                                       ------------    ------------      ------------

Other Income (Expense)
   Other expenses                                              --              --            (243,934)
   Interest income                                             --               311             3,774
                                                       ------------    ------------      ------------
         Total other income (expense)                          --               311          (240,161)
                                                       ------------    ------------      ------------

         Loss from continuing operations                   (149,990)       (133,930)       (6,079,630)

Loss from discontinued operations                              --              --            (432,181)

Cumulative effect of changes in accounting principal        (28,614)           --             (28,614)
                                                       ------------    ------------      ------------

      Net loss                                             (178,604)       (133,930)       (6,540,425)
                                                       ============    ============      ============

Loss per weighted-average share of common
   stock outstanding - basic and diluted               $     (0.022)   $      (0.04)
                                                       ============    ============

Weighted average number of common shares
   outstanding during period - basic and diluted          8,065,760       3,470,413
                                                       ============    ============



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2002 AND 2001 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2002 (UNAUDITED)

                                                        Period from
                                                        January 10,
                                                            1997          For the Three Months Ended
                                                      (Inception) to    ------------------------------
                                                        December 31,     December 31,     December 31,
                                                            2002             2002             2001
                                                       -------------    -------------    -------------
Cash Flows From Operating Activities:
  Net loss                                             $  (6,540,425)   $    (178,604)   $    (133,928)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Amortization and depreciation                          111,307            6,154            8,983
      Officers' compensation capitalized                     100,000             --             10,000
      Cumulative effect of changes in accounting
      principal                                               28,614           28,614             --
      Other expenses relating to Noveaux acquisition         243,934             --               --
      Issuance of stock for services                       1,424,500             --               --
      Issuance of stock for licensing fees                   635,500             --               --
      Issuance of stock for  directors and officers
      compensation                                            95,100           35,100             --
      Issuance of stock for patent fees                    1,500,000             --               --
      Issuance of stock for fees and current debt            920,500          195,500             --
      Issuance of stock for note payable                     140,000             --               --
      Loss from foreign currency translation                 (16,010)          (7,741)            (751)
      Decrease  in prepaid expenditure                          --             18,055             --
      (Decrease) in notes payable                           (140,000)            --               --
      Increase in accrued liabilities                        334,535         (107,011)          93,823
                                                       -------------    -------------    -------------
Net Cash Used in Operating Activities                     (1,162,445)          (9,933)         (21,873)
                                                       -------------    -------------    -------------

Cash Flow From Investing Activities:
   Purchase of patent rights                                 (85,000)            --               --
   Purchase of furniture and equipment                       (48,416)            --               --
   Purchase of treasury stock                                (11,767)            --               --
   Cash acquired in acquisition                              120,272             --               --
                                                       -------------    -------------    -------------
Net Cash Used in Investing Activities                        (24,911)            --               --
                                                       -------------    -------------    -------------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B            10,000             --               --



   Proceeds from issuance of common stock                    689,164             --               --
   Preferred dividends paid                                     --               --               --
   Proceeds from notes payable                               140,000             --               --
   Subscription receivable                                      --               --               --
   Proceeds from sale of treasury stock and
   warrants                                                   15,000             --               --
   Payment of stockholder's loan                                (272)            --               --
   Proceeds from additional paid in capital                  342,108             --               --
                                                       -------------    -------------    -------------
Net Cash Provided by Financing Activities                  1,196,000             --               --
                                                       -------------    -------------    -------------

Net increase (decrease) in cash                                8,644           (9,933)         (21,873)
Cash and equivalents at beginning of period                     --             18,577           41,427
                                                       -------------    -------------    -------------
Cash and equivalents at end of period                  $       8,644    $       8,644    $      19,554
                                                       =============    =============    =============


                                                        Period from
                                                        January 10,
                                                            1997          For the Three Months Ended
                                                      (Inception) to    ------------------------------
                                                        December 31,     December 31,     December 31,
                                                            2002             2002             2001
                                                       -------------    -------------    -------------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                            $        --      $        --      $        --
                                                       =============    =============    =============
   Income taxes                                        $        --      $        --      $        --
                                                       =============    =============    =============
Non Cash Transactions:
   Capitalized officers' compensation                  $     100,000    $        --      $      10,000
                                                       =============    =============    =============
   Issuance of common shares for Noveaux merger        $     106,525    $        --      $        --
                                                       =============    =============    =============
   Issuance of common shares for license               $     735,500    $        --      $        --
                                                       =============    =============    =============
   Issuance of common shares for patent fees           $   1,500,000    $        --      $        --
                                                       =============    =============    =============
   Issuance of common shares for LifePlan merger       $      50,000    $        --      $        --
                                                       =============    =============    =============
   Issuance of common shares for services              $   1,424,500    $        --      $        --
                                                       =============    =============    =============
   Issuance of stock for note                          $     140,000    $        --      $        --
                                                       =============    =============    =============
   Issuance of stock for debt and services             $     920,500    $     195,500    $        --
                                                       =============    =============    =============
   Preferred B stock dividend                          $      10,000    $        --      $        --
                                                       =============    =============    =============
   Issuance of stock to directors and officers         $      95,100    $      35,100    $        --
                                                       =============    =============    =============
   Forgiveness of stockholder debt                     $       7,227    $        --      $        --
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

Development Stage Enterprise: HIV-VAC Inc reverted to a development stage enterprise when it disposed of its music recording assets (March 1999) and commenced the research and development of its HIV vaccine. The Company,s principal activities since March 1999 have included defining and conducting research programs, conducting animal clinical trials, raising capital and researching ways to enhance the company's intellectual property. The Company has not yet commenced human trials.. Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2002 and 2001, the Company experienced a net loss of $817,968 and $2,026,846, respectively.

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

Intangible Assets: Intangible assets consist of licensing rights. The licensing rights are being amortized using the straight-line method over the remaining estimated economic useful life of 12 years commencing April 1999. Goodwill was written off at the beginning of the period, based on the fair value of the asset. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for
Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the years ended September 30, 2002 and 2001.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended December 31 2002, and 2001 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                               December 31,     September 30,
                                                   2002              2002
                                              -------------     -------------
  Furniture                                   $         936     $         936
  Equipment                                          47,480            47,840
                                              -------------     -------------
                                                     48,416            48,416
  Less accumulated depreciation                     (24,882)          (22,582)
                                              -------------     -------------
     Net                                      $      23,534     $      25,834
                                              =============     =============

Depreciation expense for the three months ended December 31, 2002 and the year ended September 30, 2002, was $2,300 and $9,200 respectively

NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                               December 31,     September 30,
                                                   2002              2002
                                              -------------     -------------
  Licensing Rights                            $     185,000     $     185,000
  Goodwill                                                -            57,228
                                              -------------     -------------
  Total                                             185,000           242,228
  Less accumulated amortization                     (57,811)          (82,571)
                                              -------------     -------------
     Net                                      $     127,189     $     159,657
                                              =============     =============

Amortization expense for the three months ended December 31, 2002 and the year ended September 30, 2002, was $3,854 and $26,863 respectively. Pursuant to SFAS 142, goodwill with a net book value of $28,614 was written off due to impairmant in the quarter ended December 31, 2002. The amount was reflected under "Cumulative effect of changes in accounting principal".

NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 5,750,000 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK. The company also issued stock options to the shareholders of Intracell to purchase a total of 30,000,000 shares of the Company's Common Stock, conditional on the outcome of three separate events.(See Commitments and Contingencies). The options have not been valued because they are subject to contingencies. The Company also agreed to make advance minimum royalty payments of $80,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are for the duration of the patents.

In April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its shareholders to maintain an equity position of 60% of the common shares of the Company until the company had raised $5 million. Specifically, when the Company issues stock to others, the anti-dilution clause

                                  HIV-VAC, INC.

requires the Company to issue additional stock to Intracell so that Intracell maintains its 60% interest in the Company.

The Company failed to attract financing as agreed under the agreement with Intracell Vaccine Ltd, and on July 16, 2001 the Company amended the agreement with Intracell , whereby Intracell agreed to waive its right to terminate the assignment of license agreement provided that the Company issue an additional 3,000,000 of its common shares to Intracell and 7,500,000 options to purchase shares of common stock of the Company. Such options vest in blocks of 2,500,000 upon the occurrence of certain events.(See Commitments and Contingencies).

NOTE 5 - STOCKHOLDERS' EQUITY

On October 29, 2002, the Company issued 900,000 shares of common stock in aggregate each to Sheldon Cohen, Linda Fedko and Cliff Bodden as compensation for services rendered valued at $51,000. The Company also issued 250,000 shares of common stock to Irwin Rapoport as compensation for services rendered valued at $42,500. The issuance of these shares were made in reliance upon an exemption pursuant to Section 4(2) of the Act.

On October 30, 2002, the Company issued a total of 300,000 shares of common stock each to the directors and officers of the company. The stock was issued at $0.12 per share as compensation for services rendered to the company. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 2001, the Company entered into a lease agreement for office facility expiring on April 30, 2002. Rent expense for the years ended September 30, 2002,were $18,794. The future minimum lease payments required under the lease is $15,000 for fiscal year 2003.

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

          On August 7, 2001, the Company provided Intracell with three options to acquire a total of of 7,500,000 shares as follows:

                                  HIV-VAC, INC.

          1. 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin.
          2. 2,500,000 shares of common stock at $1.00 per share when Phase 3 human trials begin.
          3. 2,500,000 shares of common stock at $2.00 per share when the Company receives a product licence from any recognized government.

     None of the contingencies had been met at December 31, 2001. The options expire on April 1, 2004.

Warrants - On July 29, 2002, the Company issued stock warrants to acquire 3,000,000 shares of the Company's common stock at $1.50 per share. The warrants expire in December 2003.

Royalty Payments under Licensing Agreement - The Company has commited to make minimum royalty payments of $80,500 per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilisation of the patents. As of the year end, the Company had not made the above payments.

Consulting Agreement - Persuant to the consulting agreement with Intracell Vaccines, the Company is commited to pay Intracell Vaccines a consulting fee of $70,000 per quarter. Intracel Vccines has the right, due to the companies failure to make these payments, to terminate the consulting agreement.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At September 30, 2002, net operating losses of approximately $5,050,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $70,000 for of the each three month periods years ended December 31, 2002 and December 31, 2001. As of December 31, 2002 and September 30, 2002, the balance due to related party stockholders arising from the normal course of business was $207,832 and $135,999 respectively.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. As a result, research and development costs for the three months ended December 31, 2002 decreased by $5,576 from $79,438 for the three months ended December 31, 2001 to $73,862 for the three months ended December 31, 2002. The decrease in expenditure was due to a reduction in expenditure in order to conserve cash. Administrative expenditures increased by $24,153 from $45,821 for the quarter ended December 31, 2001 to $69,974 for the quarter ended December 31, 2002. The increase was primarily due to first time licensing fees of $18,055, an increase in fees paid to directors and officers of $20,100 offset by a reduction in professional fees of $12,375. Depreciation and amortization costs decreased by $2,828 due to the write down of goodwill. The Company received no interest income during the quarter ended December 31, 2002 compared to interest income of $311 for the quarter ended December 31, 2001. We incurred a net loss of $149,990 or $(0.022) per share based on 8,065,760 weighted average shares outstanding for the quarter ended December 31, 2002 compared to $133,930 or $(0.04) per share based on 3,470,413 weighted average shares outstanding for the quarter ended December 31, 2001. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to December 31, 2002. Through December 31, 2002 we have relied on advances of approximately $207,832 from our principal stockholders, trade payables of approximately $140,180, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of December 31, 2002, we had approximately $8,644 of cash and cash equivalents. Operations for the three months ended December 31, 2002 have been financed through a loan from Intracell Vaccines Limited and through the utilization of $9,913 in cash on hand. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

         Our business plan for the next year will consist of implementing a Phase I/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as a vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and the Company is currently evaluating various different manufacturers in Russia, the UK and the USA.

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

         In October of 2000, we had an agreement in principal with the Ministry of Health of The Government of Zambia, to undertake a trial in conjunction with the Zambian Ministry of Health using the local HIV strain. Since October 2000, there has been a change in the government in Zambia and we have been advised by the Ministry of Health that we will need to submit a new proposal before we can commence any trials. We have not yet re-submited our proposal, but we intend to re-submit a proposal and work towards re-stating our previous agreement as soon as funding is available.

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

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through December 31, 2004. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We plan to raise a minimum of $5 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

         We expect to purchase approximately $500,000 in equipment in the next two years to be used for research and expanding testing laboratories. In addition, we expect to hire an additional fifteen employees for both research and administrative support over the next five years. We are anticipating that the sources of funds for the intended clinical trials will be the proceeds that we receive from the conversion of our outstanding Series B preferred stock, the exercise of outstanding warrants and options and possible assistance from Intracell in the form of a loan. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However, the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements.

Item 3. Controls and Procedures.

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Kevin W. Murray, the Company's Chief Executive Officer and Sally Del Principe, its Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Murray and Del Principe concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 29, 2002, the Company issued 900,000 shares of common stock in aggregate to each to Sheldon Cohen, Linda Fedko and Cliff Bodden as compensation for services rendered valued at $51,000. We also issued 250,000 shares of common stock to Irwin Rapoport as compensation for services rendered valued at $42,500. The issuance of these shares were made in reliance upon an exemption pursuant to
Section 4(2) of the Act.

On October 30, 2002, the Company issued 300,000 shares of common stock to directors and officers of the Company. The stock was issued at $0.12 per share as compensation for services rendered to the company. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed below:

99.1 Certification of Kevin W. Murray pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Sally Del Principe pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10Q-SB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February, 2003.


                                          HIV-VAC, INC.


                                          /s/ Kevin W. Murray
                                          ----------------------------
                                          Kevin W. Murray
                                          President and CEO


                                          /s/ Sally Del Principe
                                          ----------------------------
                                          Sally Del Principe
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, Kevin W. Murray, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003                               /s/ Kevin W. Murray
                                                      -------------------
                                                      Kevin W. Murray
                                                      Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003                             /s/ Sally Del Principe
                                                    ----------------------
                                                    Sally Del Principe
                                                    Chief Financial Officer