Form 10KSB/A
period 2002-09-30
HIV VAC INC
filed 2003-03-06
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  -------------

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

Item 1. Business.


         We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation with Persona as the surviving corporation. We changed our name to HIV-VAC, Inc., in March 1999. In March 2000, we merged with Scientific Lifeplan with HIV-VAC as the surviving corporation.


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

         On October 30, 2002, we issued 100,000 shares of common stock each to Kevin W. Murray and Gordon R. B. Skinner, at $0.17 per share as compensation for services rendered to the company and issued 50,000 shares of common stock each to Sally Del Principe and John Palethorpe at $0.17 per share as compensation for services rendered to the company. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.


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


Stock based compensation:
The Company enters into transactions in which goods and services are the consideration received for the issuance of equity instruments. The value of these are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods that the services are rendered.

Our Plan of Operation


     We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. As a result, for the fiscal year ended September 30, 2002 and the period from January 10, 1997 (date of inception) to 2002 we incurred approximately $354,195, and $1,309,340 in research and development costs and $340,439 and $587,153 in general and administrative expenses, respectively. We incurred a net loss of approximately $806,523 or $(.19) per share based on 4,247,788 weighted average shares outstanding for the fiscal year ended
September 30, 2002 compared to approximately $6,350,434 or $(5.14) per share based on 1,235,577 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2002. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2002. Through September 30, 2002 we have relied on advances of approximately $135,999 from our principal stockholders, trade payables of approximately $319,024, proceeds of $1,196,000 from the sale of common stock, options, and the issue of stock for fees and/or services in the amount of $4,485,000 to support our limited operations. As of September 30, 2002, we had approximately $18,577 of cash and cash equivalents. We seek additional equity or debt financing of up to $7 million which we plan to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).


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

Independent Auditors' Report                                                 F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders' Equity (Deficit)                F-4 - F-5

Statements of Cash Flows                                               F-6 - F-7

Notes to Financial Statements                                         F-8 - F-19

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


                                                       "SF Partnership, LLP"

Toronto, Canada                                        CHARTERED ACCOUNTANTS
November 6, 2002


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           September 30, 2002 and 2001
                                                                                       (Note 15)
                                                                             2002           2001
                                     ASSETS
Current
    Cash and equivalents                                              $    18,577    $    41,427
    Prepaid and sundry assets                                              18,056           --
                                                                      -----------    -----------


Total Current Assets                                                       36,633         41,427

Furniture and Equipment, Net (note 2)                                      25,834         35,034

Other Assets
    Intangible assets, net (note 3)                                       131,043        146,460
                                                                      -----------    -----------

Total Assets                                                          $   193,510    $   222,921
                                                                      ===========    ===========


                                 LIABILITIES AND
                              STOCKHOLDERS' DEFICIT
Current Liabilities
    Notes payable (note 11)                                           $      --      $   140,000
    Accounts payable                                                      319,024         39,838
    Related parties                                                       135,998        521,514
                                                                      -----------    -----------

Total Current Liabilities                                                 455,022        701,352
                                                                      -----------    -----------

Stockholders' Deficit

    Preferred stock, $0.01 par value; 10,000,000 shares authorized
         Series A, non-preferential; 10,000 issued and outstanding            100            100
         Series B, convertible, non-preferential; 1,000,000 shares
         issued and outstanding                                            10,000         10,000

    Common stock, $0.001 par value; 500,000,000 shares authorized
         7,816,669 (2002), 3,470,413 (2001) shares issued and
         outstanding, respectively                                          7,817          3,470

    Additional paid in capital                                          6,098,041      5,070,888

    Deficit accumulated during the development stage                   (6,360,434)    (5,553,912)

    Treasury stock, at cost; 1,016 common stock and 700,000
       convertible series B preferred stock                                (8,767)        (1,767)

    Accumulated other comprehensive loss                                   (8,269)        (7,210)
                                                                      -----------    -----------

Total Stockholders' Deficit                                              (261,512)      (478,431)
                                                                      -----------    -----------

Total Liabilities and Stockholders' Deficit                           $   193,510    $   222,921
                                                                      ===========    ===========


APPROVED ON BEHALF OF THE BOARD

          "Kevin Murray"                             "Sally Del Princepe"
--------------------------------------    --------------------------------------
             Director                                      Director


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            Statements of Operations
        Years Ended September 30, 2002, 2001 and 2000 and for the Period
             from January 10, 1997 (Inception) to September 30, 2002

                                             January 10, 1997
                                       (Inception) to September 30,
                                                                         (Note 15)      (Note 15)
                                                2002           2002           2001           2000
Expenses
    Research and development costs       $ 1,309,340    $   354,195    $   368,484    $   437,883
    General and administrative               587,153        340,439         89,498        142,521
    Legal fees                             1,447,566         28,217         30,000      1,383,519
    Licensing fees                           635,500           --             --          635,500
    Patent fees                            1,574,572         59,413      1,503,800          6,105
    Depreciation and amortization             76,539         24,618         24,617         19,597
    Loss from disposal of assets              30,195           --             --             --
                                         -----------    -----------    -----------    -----------

                                           5,660,865        806,882      2,016,399      2,625,125
                                         -----------    -----------    -----------    -----------

Loss from Operations                      (5,660,865)      (806,882)    (2,016,399)    (2,625,125)
                                         -----------    -----------    -----------    -----------

Other Income (Expense)
    Other expenses                          (261,162)          --             --             --
    Other income                               3,774            359            998          2,417
                                         -----------    -----------    -----------    -----------

Total Other Income (Expense)                (257,388)           359            998          2,417
                                         -----------    -----------    -----------    -----------

Loss from Continuing Operations           (5,918,253)      (806,523)    (2,015,401)    (2,622,708)

Loss from Discontinued Operations           (432,181)          --             --             --
                                         -----------    -----------    -----------    -----------


 Net loss                                $(6,350,434)   $  (806,523)   $(2,015,401)   $(2,622,708)
                                         ===========    ===========    ===========    ===========

Loss per weighted average number of
shares outstanding - basic and diluted                  $     (0.19)   $     (1.47)   $     (6.96)
                                                        ===========    ===========    ===========


Weighted average number of shares
outstanding - basic and diluted                           4,247,788      1,375,000        376,348
                                                        ===========    ===========    ===========



                                  HIV-VAC, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
         Period from January 10, 1997 (Inception) to September 30, 2002



                                                                 Preferred Stock
                                              -----------------------------------------------------
                                                       Series A                    Series B                   Common Stock
                                              -------------------------   -------------------------   --------------------------
                                                 Shares        Amount        Shares        Amount        Shares         Amount
                                              -----------   -----------   -----------   -----------   -----------    -----------
Issuance of shares to founders                       --     $      --            --     $      --           1,016    $       508
Net loss                                             --            --            --            --            --             --
Merger with Nouveaux Corporation                     --            --            --            --             780            390
Additional investment by stockholders                --            --            --            --            --             --
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 1998                         --            --            --            --           1,796            898
Reverse split of common stock 1:50                   --            --            --            --            --             (719)
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance after split dated March 8, 1999              --            --            --            --           1,796            179
Net loss                                             --            --            --            --            --             --
Issuance of common stock under 504 offering          --            --            --            --         200,000         20,000
Issuance of common stock under 504 offering          --            --            --            --          92,416          9,242
Officers' compensation capitalized                   --            --            --            --            --             --
Issuance of common and series A preferred
 stock for license agreement                       10,000           100          --            --          57,500          5,750
Purchase of treasury stock                           --            --            --            --            --             --
Issuance of common stock                             --            --            --            --             400             40
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 1999                       10,000           100          --            --         352,112         35,211

Comprehensive loss
Net loss                                             --            --            --            --            --             --
Other comprehensive loss
  Foreign currency translation
    adjustment                                       --            --            --            --            --             --
                                                     --            --            --            --            --             --
Shares issued - acquisition of Lifeplan              --            --            --            --           1,000            100
Forgiveness of stockholder debt                      --            --            --            --            --             --
Issuance of common stock                             --            --            --            --           4,546            455
Shares issued for license                            --            --            --            --          31,236          3,124
Issuance of common stock                             --            --            --            --             733             73
Shares issued for services                           --            --            --            --          60,000          6,000
Issuance of common stock                             --            --            --            --           4,598            460
Subscription received                                --            --            --            --            --             --
Issuance of common stock                             --            --            --            --           4,598            460
Issuance of common stock                             --            --            --            --           6,349            635
Officers' compensation capitalized                   --            --            --            --            --             --
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 2000                       10,000   $       100          --     $      --         465,172    $    46,518
                                              ===========   ===========   ===========   ===========   ===========    ===========

                                                                                         Accumulated
                                                             Additional                     Other                        Total
                                                Treasury      Paid in     Subscription  Comprehensive   Accumulated   Stockholders'
                                                 Stock        Capital     Receivable    Income (loss)     Deficit        Equity
                                              -----------   -----------   -----------   -------------   -----------   ------------

Issuance of shares to founders                $      --     $      --     $      --      $      --      $      --      $       508
Net loss                                             --            --            --             --         (432,181)      (432,181)
Merger with Nouveaux Corporation                     --         350,069          --             --         (243,934)       106,525
Additional investment by stockholders                --         342,108          --             --             --          342,108
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 1998                         --         692,177          --             --         (676,115)        16,960
Reverse split of common stock 1:50                   --             719          --             --             --             --
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance after split dated March 8, 1999              --         692,896          --             --         (676,115)        16,960
Net loss                                             --            --            --             --         (212,460)      (212,460)
Issuance of common stock under 504 offering          --          80,000          --             --             --          100,000
Issuance of common stock under 504 offering          --         130,758      (140,000)          --             --             --
Officers' compensation capitalized                   --          15,000          --             --             --           15,000
Issuance of common and series A preferred
 stock for license agreement                         --          94,150          --             --             --          100,000
Purchase of treasury stock                         (1,767)         --            --             --             --           (1,767)
Issuance of common stock                             --           5,001          --             --             --            5,041
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 1999                       (1,767)    1,017,805      (140,000)          --         (888,575)        22,774
                                                                                                                       -----------
Comprehensive loss
Net loss                                             --            --            --             --       (2,622,708)    (2,622,708)
Other comprehensive loss
  Foreign currency translation
    adjustment                                       --            --            --           (9,240)          --           (9,240)
                                                                                                                       -----------
                                                     --            --            --             --             --       (2,631,948)
Shares issued - acquisition of Lifeplan              --           9,900          --             --          (17,227)        (7,227)
Forgiveness of stockholder debt                      --           7,227          --             --             --            7,227
Issuance of common stock                             --          99,535          --             --             --           99,990
Shares issued for license                            --         632,376          --             --             --          635,500
Issuance of common stock                             --          23,582          --             --             --           23,655
Shares issued for services                           --       1,344,000          --             --             --        1,350,000
Issuance of common stock                             --          99,530          --             --             --           99,990
Subscription received                                --            --         140,000           --             --          140,000
Issuance of common stock                             --          99,530          --             --             --           99,990
Issuance of common stock                             --          99,355          --             --             --           99,990
Officers' compensation capitalized                   --          25,000          --             --             --           25,000
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 2000                  $    (1,767)  $ 3,457,840   $      --      $    (9,240)   $(3,528,510)   $   (35,059)
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


                                                                 Preferred Stock
                                              -----------------------------------------------------
                                                       Series A                    Series B                   Common Stock
                                              -------------------------   -------------------------   --------------------------
                                                 Shares        Amount        Shares        Amount        Shares         Amount
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 2000                       10,000   $       100          --     $      --         465,172    $    46,518
Shares issued for services                           --            --            --            --           5,000            500
Reverse split of common stock 1:100                  --            --            --            --             241        (46,548)
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance after reverse split                        10,000           100          --            --         470,413            470
                                              -----------   -----------   -----------   -----------   -----------    -----------

Comprehensive loss
Net loss                                             --            --            --            --            --             --
Other comprehensive loss:
  Foreign currency transaction adjustment            --            --            --            --            --             --
Comprehensive loss                                   --            --            --            --            --             --
Issuance of common  for license                      --            --            --            --       3,000,000          3,000
Issuance of  series B preferred stock                --            --       1,000,000        10,000          --             --
Officers' compensation capitalized                   --            --            --            --            --             --
Dividends - preferred B stock                        --            --            --            --            --             --
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 2001                       10,000   $       100     1,000,000   $    10,000     3,470,413    $     3,470
                                              ===========   ===========   ===========   ===========   ===========    ===========

Balance - September 30, 2001                       10,000   $       100     1,000,000   $    10,000     3,470,413    $     3,470
Net loss for year ended September 30, 2002           --            --            --            --            --             --
Purchase of Treasury Stock                           --            --            --            --            --             --
Other comprehensive loss                             --            --            --            --            --             --
Officers compensation capitalized                    --            --            --            --            --             --
Shares issued for services                           --            --            --            --         150,000            150
Shares issued for services                           --            --            --            --         200,000            200
Shares issued to directors and officers              --            --            --            --         300,000            300
Sale of treasury stock                               --            --            --            --            --             --
Shares issued to officer for cash                    --            --            --            --         100,000            100
Shares issued to Intracell for debt                  --            --            --            --       2,272,727          2,273
Shares issued to Intracell for debt                  --            --            --            --       1,323,529          1,324
Convert Note for Options                             --            --            --            --            --             --
                                              -----------   -----------   -----------   -----------   -----------    -----------

Balance - September 30, 2002                       10,000   $       100     1,000,000   $    10,000     7,816,669    $     7,817
                                              ===========   ===========   ===========   ===========   ===========    ===========

                                                                                         Accumulated
                                                             Additional                     Other                        Total
                                                Treasury      Paid in     Subscription  Comprehensive   Accumulated   Stockholders'
                                                 Stock        Capital     Receivable    Income (loss)     Deficit        Equity
                                              -----------   -----------   -----------   -------------   -----------   ------------

Balance - September 30, 2000                  $    (1,767)  $ 3,457,840   $      --      $    (9,240)   $(3,528,510)   $   (35,059)
Shares issued for services                           --          19,500          --             --             --           20,000
Reverse split of common stock 1:100                  --          46,548          --             --             --             --
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance after reverse split                        (1,767)    3,523,888          --           (9,240)    (3,528,510)       (15,059)
                                              -----------   -----------   -----------    -----------    -----------    -----------

Comprehensive loss
Net loss                                             --            --            --             --       (2,015,401)    (2,015,401)
Other comprehensive loss:
  Foreign currency transaction adjustment            --            --            --            2,030           --            2,030
                                                                                                                       -----------
Comprehensive loss                                   --            --            --             --             --       (2,013,371)
Issuance of common  for license                      --       1,497,000          --             --             --        1,500,000
Issuance of  series B preferred stock                --          10,000          --             --             --           20,000
Officers' compensation capitalized                   --          40,000          --             --             --           40,000
Dividends - preferred B stock                        --            --            --             --          (10,000)       (10,000)
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 2001                  $    (1,767)  $ 5,070,888   $      --      $    (7,210)   $(5,553,911)   $  (478,430)
                                              ===========   ===========   ===========    ===========    ===========    ===========

Balance - September 30, 2001                  $    (1,767)  $ 5,070,888   $      --      $    (7,210)   $(5,553,911)   $  (478,430)
Net loss for year ended September 30, 2002           --            --            --             --         (806,523)      (806,523)
Purchase of Treasury Stock                        (10,000)         --            --             --             --          (10,000)
Other comprehensive loss                             --            --            --           (1,059)          --           (1,059)
Officers compensation capitalized                    --          20,000          --             --             --           20,000
Shares issued for services                           --          22,350          --             --             --           22,500
Shares issued for services                           --          31,800          --             --             --           32,000
Shares issued to directors and officers              --          59,700          --             --             --           60,000
Sale of treasury stock                              3,000        12,000          --             --             --           15,000
Shares issued to officer for cash                    --          19,900          --             --             --           20,000
Shares issued to Intracell for debt                  --         497,727          --             --             --          500,000
Shares issued to Intracell for debt                  --         223,676          --             --             --          225,000
Convert Note for Options                             --         140,000          --             --             --          140,000
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 2002                  $    (8,767)  $ 6,098,041   $      --      $    (8,269)   $(6,360,434)   $  (261,512)
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

                                                              January 10, 1997
                                                       (inception) to September 30,
                                                                                         (Note 15)      (Note 15)
                                                                2002           2002           2001           2000
Cash Flows from Operating Activities
    Net loss                                             $(6,350,434)   $  (806,523)   $(2,015,401)   $(2,622,708)
    Adjustments to reconcile net loss to net
       cash used in operating activities
       Amortization and depreciation                          76,539         24,618         24,617         19,597
       Officers' compensation capitalized                    100,000         20,000         40,000         25,000
       Other expenses relating to Noveaux and
          Lifeplan acquisition                               261,163           --             --             --
       Issuance of stock for services                      1,424,500         54,500         20,000      1,350,000
       Issuance of stock for licensing fees                  635,500           --             --          635,500
       Issuance of stock to directors and
          officers' compensation                              60,000         60,000           --             --
       Issuance of option for note payable, current          140,000        140,000           --             --
       Issuance of stock for fees and current debt           725,000        725,000           --             --
       Issuance of stock for patent fees                   1,500,000           --        1,500,000           --
       Income (loss) from foreign currency transaction        (8,270)        (1,060)         2,030         (9,240)
       Decrease (increase) in note receivable                   --             --            3,553         (3,553)
       Decrease in notes payable                            (140,000)      (140,000)          --             --
       Increase in prepaid expenses                          (18,055)       (18,055)          --             --
       Increase (decrease) in accrued liabilities            441,545       (106,330)       306,340        104,595
                                                         -----------    -----------    -----------    -----------
                                                          (1,152,512)       (47,850)      (118,861)      (500,809)
                                                         -----------    -----------    -----------    -----------
Cash Flows from Investing Activities
    Purchase of patent rights                                (85,000)          --             --             --
    Purchase of furniture and equipment                      (48,416)          --             (920)       (47,496)
    Purchase of treasury stock                               (11,767)       (10,000)          --             --
    Cash required in acquisition                             120,272           --             --              272
                                                         -----------    -----------    -----------    -----------
                                                             (24,911)       (10,000)          (920)       (47,224)
                                                         -----------    -----------    -----------    -----------
Cash Flows from Financing Activities
    Proceeds from issue of preferred stock series B           10,000           --           10,000           --
    Proceeds from issuance of common stock                   689,164         20,000           --          423,615
    Proceeds from notes payable                              140,000           --             --          125,000
    Proceeds from sale of treasury stock and warrants         15,000         15,000           --             --
    Subscription receivable                                     --             --             --          140,000
    Payment of stockholder's loan                               (272)          --             --             (272)
    Proceeds from additional paid in capital                 342,108           --             --             --
                                                         -----------    -----------    -----------    -----------
                                                           1,196,000         35,000         10,000        688,343
                                                         -----------    -----------    -----------    -----------
Net Increase (Decrease) in Cash                               18,577        (22,850)      (109,781)       140,310

Cash - beginning of  year                                       --           41,427        151,208         10,898
                                                         -----------    -----------    -----------    -----------

Cash - end of year                                       $    18,577    $    18,577    $    41,427    $   151,208



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
                                                  ============   ============   ============   ============


                                  HIV-VAC, INC.
                          Notes to Financial Statements
                               September 30, 2002

1.    Operations and Summary of Significant Accounting Policies

      Operations

      HIV-VAC, Inc. (the "Company"), formerly known as Personna Records, Inc., was incorporated on January 10, 1997 in the State of Nevada. Personna Records formerly known as Sonic Records, Inc. was engaged in the production and distribution of musical records. In April 1998, Personna became the surviving corporation after a merger with Nouveaux Corporation. In March 2000, HIV-VAC, Inc. became the surviving corporation after a merger with Life Plan.

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

      Summary of Significant Accounting Policies

      a)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended September 30, 2002, 2001 and 2000, the Company experienced net losses of $806,523, $2,015,401 and $2,622,708 respectively.

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

      e)    Intangible Assets

            Intangible assets consist of licensing rights.

            The  licensing   rights  are  being  amortized  over  the  remaining
            estimated useful life of 12 years commencing April 1999 using the straight-line method of accounting.

            Accumulated amortization at September 30, 2002 and 2001 was as follows:

                                                                       (Note 15)

                                                             2002           2001

            License                                   $    53,957    $    38,540
                                                      -----------    -----------

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

                                  HIV-VAC, INC.
                          Notes to Financial Statements
                               September 30, 2002

1.    Operations and Summary of Significant Accounting Policies (cont'd)

      k)    Stock Based compensation

            The company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods that the services are rendered.

      l)    Recent Accounting Pronouncements

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


                                  HIV-VAC, INC.
                          Notes to Financial Statements
                               September 30, 2002


2.    Furniture and Equipment, Net
                                                                                  (Note 15)

                                                         2002                          2001
                                                  Accumulated                   Accumulated
                                          Cost   Amortization           Cost   Amortization
                                  ------------   ------------   ------------   ------------

      Furniture and equipment     $     48,416   $     22,582   $     48,416   $     13,382
                                  ------------   ------------   ------------   ------------

      Net carrying amount                        $     25,834                  $     35,034
                                                 ------------                  ------------

      Depreciation expenses for the years ended September 30, 2002, 2001, and 2000 were $9,200, $9,200 and $4,182 respectively.




3.    Intangible Assets, Net
                                                                                  (Note 15)

                                                         2002                          2001
                                                  Accumulated                   Accumulated
                                          Cost   Amortization           Cost   Amortization
                                  ------------   ------------   ------------   ------------

      License                     $    185,000   $     53,957   $    185,000   $     38,540
                                  ------------   ------------   ------------   ------------

      Net carrying amount                        $    131,043                  $    146,460
                                                 ------------                  ------------


      Depreciation expenses for the years ended September 30, 2002, 2001, and 2000 were $15,418, $15,418 and $15,415 respectively.


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

                                  HIV-VAC, INC.
                          Notes to Financial Statements
                               September 30, 2002

5.    Licensing Agreement

      On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited ("Intracell") whereby the Company issued 57,500 shares of common stock, 10,000 shares of preferred stock, stock options to Intracell's stockholders to purchase at par value, 300,000 shares of the Company's common stock, conditional on the outcome of three separate events (See Note 8(b)) and $85,000 in cash in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK (See Note 6(g)). The options have not been valued since they are subject to contingencies.

      As part of the agreement dated March 15, 1999, the Company agreed to make minimum royalty payments in advance, of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents.

      On April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its stockholders to maintain an equity position of 60% of the common shares of the Company until the Company had raised $5 million. Specifically, when the Company issued stock to others, the anti-dilution clause provides Intracell and its stockholders with the option to acquire, at par value, a like number of shares thus allowing that Intracell and its stockholders maintain their 60% interest in the Company. During the year ended September 30, 2000, the Company issued 31,235 common stock to Intracell pursuant to the anti-dilution clause; See Note 6(j), 6(k), 6(m), 6(o), and 6(p). The value of the shares issued to Intracell were recognized in operations as licensing fees.

      Subsequently, on August 7, 2001, upon determining that the Company had breached the Intracell license agreement, the Company granted Intracell 3,000,000 shares of common stock at a market value of $1.5 million, the option to acquire 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin, the option to acquire an additional 2,500,000 shares of common stock at $1.00 per share when Phase III human trials begin, and an option to acquire 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government. See Note 6(s). The value of shares issued to Intracell has been recognized as patent fees.


6.    Stockholders' Equity (Deficit)

      Common and preferred stock were issued as follows:

      a) Sale of common stock - In April 1998, the Company issued 1,016 shares of common stock to the Company's founders at par value for cash of $508. See 6 (c).

      b) In April 1998, the Company issued 780 shares of common stock to acquire 100 percent of the issued and outstanding shares of Nouveaux Corporation. See Note 7(a).

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

                                  HIV-VAC, INC.
                          Notes to Financial Statements
                               September 30, 2002

6.    Stockholders' Equity (Deficit) (cont'd)

      e) On February 10, 1999, the Company issued 200,000 shares of common stock for an aggregate amount of $100,000 under the Securities Act of 1993, as amended Under Regulation D, Rule 504.

      f) On March 15, 1999, the Company issued 92,416 shares of common stock for a subscription receivable with an aggregate amount of $140,000 under the Securities Act of 1993, as amended Under Regulation D, Rule 504. The Company accepted a note receivable in lieu of payment. The note was paid in 2000.

      g) On April 6, 1999, the Company issued 57,500 shares of common stock and 10,000 shares of preferred stock, Series A, for an aggregate amount of $99,900 and $100 respectively, in exchange for the exclusive right to the worldwide license for the development and distribution of a HIV vaccine to combat aids (See Note 5). Each share of preferred stock has 3,000 votes per common share at any meeting of the stockholders where votes are submitted.

      h) On September 27, 1999, 400 shares of common stock were issued for an aggregate amount of $5,041.

      i) On March 8, 2000, the Company issued 1,000 shares of common stock for the merger of Life Plan (See Note 7(b)).

      j) On May 26, 2000, the Company issued 4,546 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 6,819 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 5).

      k) On June 29, 2000 the Company issued 733 shares of common stock for an aggregate amount of $23,655. Concurrently, the Company also issued 1,100 shares of common stock with an aggregate value of $35,500 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 5).

      l) On June 29, 2000, the Company issued 30,000 shares of common stock for an aggregate amount of $675,000 in legal services.

      m) On July 5, 2000 the Company issued 4,598 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 6,896 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement. (See Note 5).

      n) On July 24, 2000, The Company issued 30,000 shares of common stock for an aggregate amount $675,000 in legal services.

      o) On July 27, 2000 the Company issued 4,598 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 6,896 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 5).

                                  HIV-VAC, INC.
                          Notes to Financial Statements
                               September 30, 2002


6.    Stockholders' Equity (Deficit) (cont'd)

      p) On August 21, 2000, the Company issued 6,349 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 9,525 shares of common stock with an aggregate value of $150,000 to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 5).

      q) On May 16, 2001, the Company issued 5,000 shares of common stock for an aggregate amount of $20,000 for consulting services.

      r) On July 6, 2001 the company declared a 1:100 reverse split of the company's common stock, effective March 22, 2001.

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


7.    Business Combinations

      a) In April 1998, the Company (then known as Personna) merged with Nouveaux Corporation in a transaction accounted for as a pooling of interests whereby 780 shares of the Company's common stock was issued for 100 percent of the outstanding common stock of Nouveaux Corporation. Personna was the surviving corporation.

      b) On March 8, 2000, the Company merged with Scientific Lifeplan ("Lifeplan"), through the issuance of 1,000 shares of the Company's common stock for an aggregate consideration of $50,000 resulting in the recapitalization for accounting purposes. Lifeplan was a fully compliant reporting non-operating company. Lifeplan had essentially no assets and liabilities at the date of acquisition, and was acquired by the Company for its reporting status. Pro-forma statements have not been included since Lifeplan had no operations during the periods presented.


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


                                  HIV-VAC, INC.
                          Notes to Financial Statements
                               September 30, 2002


9.    Income Taxes

                                                                September 30,
                                                 -----------------------------------------
                                                                  (Note 15)      (Note 15)
                                                        2002           2001           2000
      Income tax benefits at statutory rates     $  (275,000)   $  (689,000)   $  (937,725)
      Allowance for valuation                        275,000        689,000        937,725
                                                 -----------    -----------    -----------

      Income tax benefit                         $      --      $      --      $      --
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


13.   Fair Value of Financial Instruments

      The estimated fair value of the Company's financial instruments as of September 30, 2002 and 2001 are as follows:

                                                                                             (Note 15)

                                                          2002                           2001
                                                Carrying           Fair       Carrying            Fair
                                                  Amount          Value         Amount           Value
                                              ----------     ----------     ----------      ----------
      Assets
        Cash                                  $   18,577     $   18,577     $   41,427      $   41,427

      Liabilities
        Notes payable                               --             --          140,000         140,000
        Accounts payable and accrued
          liabilities                            455,020        455,020        561,352         561,352


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

 10.4 Extension of Consulting Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd. dated June 1, 2002, filed as Exhibit to the Form 10-KSB filed January 13, 2003.

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

 10.10     Subscription   Agreement   between   HIV-VAC,   Inc.   and   Tradebay
           Investments, Inc. dated July 29, 2002, filed as Exhibit to Form 10-KSB filed January 13, 2003.
 10.11 Stock Option Agreement between HIV-VAC, Inc. and Trinity Funding, Inc., dated September 2, 2002, filed as Exhibit to Form 10-KSB filed January 13, 2003.

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


By: /s/ KEVIN W MURRAY            Chairman of the Board            March 6, 2003
    ----------------------        President & CEO
    Kevin Murray


By: /s/ GORDON R B SKINNER        Director                         March 6, 2003
    ----------------------
    Gordon R B Skinner


By: /s/ SALLY DEL PRINCIPE        Chief Financial Officer          March 6, 2003
    ----------------------        Director
    Sally Del Principe

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


       Date: March 6, 2003                /s/ Kevin W. Murray
                                          -------------------
                                          Kevin W. Murray
                                          President, Chief Executive Officer and
                                          Chairman of the Board

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


       Date: March 6, 2003                   /s/ Sally Del Principe
                                             ----------------------
                                             Sally Del Principe
                                             Chief Financial Officer