Form 10QSB/A
period 2002-12-31
HIV VAC INC
filed 2003-03-11
CIK 1082576

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



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET
            SEPTEMBER 30, 2002 AND DECEMBER 31, 2002 (UNAUDITED)            3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2002 (UNAUDITED)                                   4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2002 (UNAUDITED)                                  5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-11



                                      * * *


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS
                                                                     December 31,    September 30,
                                                                         2002             2002
                                                                    -------------    -------------
Current Assets
  Cash and equivalents                                              $       8,644    $      18,557
  Prepaid expenditure                                                        --             18,056
                                                                    -------------    -------------
     Total current assets                                                   8,644           36,663
                                                                    -------------    -------------

Furniture and equipment, net                                               23,534           25,834
                                                                    -------------    -------------
Other Assets
  Intangible assets, net                                                  127,189          131,043
                                                                    -------------    -------------
Total assets                                                        $     159,367    $     193,510
                                                                    =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
     Related parties                                                      207,832          135,999
     Accounts payable                                                     140,180          319,023
                                                                    -------------    -------------
     Total Current Liabilities                                            348,012          455,022
                                                                    -------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value; 10,000,000 shares authorized
         Series A, non-preferential; 10,000 issued and
         Outstanding                                                          100              100
         Series B, convertible, non-preferential; 1,000,000
         and -0- shares issued and outstanding, respectively               10,000           10,000
   Common stock, $0.001 par value; 500,000,000 shares
         authorized; 9,266,669 and 7,816,669 shares issued
         and outstanding, respectively                                      9,267            7,817
   Additional paid in capital                                           6,342,190        6,098,041
   Deficit accumulated during the development stage                    (6,525,425)      (6,360,434)
   Treasury stock, at cost; 101,6 common stock
   and 700,000 Preferred Stock, Series B                                   (8,767)          (8,767)
   Accumulated other comprehensive loss                                   (16,010)          (8,269)
                                                                    -------------    -------------
    Total stockholders' equity (deficit)                                 (188,645)        (261,512)
                                                                    -------------    -------------
     Total liabilities and stockholders' equity (deficit)           $     159,367    $     193,510
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


                                                                                   Period from
                                                     Quarter         Quarter     January 10, 1997
                                                      Ended           Ended       (Inception) to
                                                   December 31,    December 31,    December 31,
                                                       2002            2001            2002
                                                   ------------    ------------    ------------
Expenses
   Research and development costs                        73,862          79,438       1,383,202
   General and administrative                            61,919          30,611         649,072
   Legal fees                                             5,000          10,000       1,452,566
   Licensing fees                                          --              --           635,500
   Patent fees                                           18,055           5,210       1,592,627
   Depreciation and amortization                          6,154           6,121          82,693
   Loss from disposal of assets                            --              --            30,195
                                                   ------------    ------------    ------------
                                                        164,990         131,380       5,825,855
                                                   ------------    ------------    ------------

     Loss from operations                              (164,990)       (131,380)     (5,825,855)
                                                   ------------    ------------    ------------

Other Income (Expense)
   Other expenses                                          --              --          (261,163)
   Interest income                                         --               311           3,774
                                                   ------------    ------------    ------------
     Total other income (expense)                          --               311        (257,389)
                                                   ------------    ------------    ------------

     Loss from continuing operations                   (164,990)       (131,069)     (6,083,244)

Loss from discontinued operations                          --              --          (432,181)

                                                   ------------    ------------    ------------
                                                                                       (131,069)
Net loss                                               (164,990)       (131,069)     (6,515,425)
                                                   ============    ============    ============

Loss per weighted-average share of common
   stock outstanding - basic and diluted           $     (0.020)   $      (0.04)
                                                   ============    ============

Weighted average number of common shares
   outstanding during period - basic and diluted      8,065,760       3,470,413
                                                   ============    ============



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2002 AND 2001 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2002 (UNAUDITED)

                                                      Period from
                                                       January 10,
                                                          1997        For the Three Months Ended
                                                     (Inception) to   ---------------------------
                                                      December 31,    December 31,   December 31,
                                                          2002            2002           2001
                                                      ------------    ------------   ------------
Cash Flows From Operating Activities:
  Net loss                                            $ (6,515,425)   $   (164,990)  $   (131,069)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Amortization and depreciation                         82,693           6,154          6,121
      Officers' compensation capitalized                   100,000            --           10,000
      Other expenses relating to Noveaux and
      LifePlan acquisitions                                261,163            --             --
      Issuance of stock for services                     1,424,500            --             --
      Issuance of stock for licensing fees                 635,500            --             --
      Issuance of stock for  directors and officers
      compensation                                         110,100          50,100           --
      Issuance of stock for patent fees                  1,500,000            --             --
      Issuance of stock for fees and current debt          920,500         195,500           --
      Issuance of stock for note payable                   140,000            --             --
      Loss from foreign currency translation               (16,010)         (7,741)          (751)
      Decrease  in prepaid expenditure                        --            18,055           --
      (Decrease) in notes payable                         (140,000)           --             --
      Increase in accrued liabilities                      334,535        (107,011)        93,826
                                                      ------------    ------------   ------------
Net Cash Used in Operating Activities                   (1,162,445)         (9,933)       (21,873)
                                                      ------------    ------------   ------------

Cash Flow From Investing Activities:
   Purchase of patent rights                               (85,000)           --             --
   Purchase of furniture and equipment                     (48,416)           --             --
   Purchase of treasury stock                              (11,767)           --             --
   Cash acquired in acquisition                            120,272            --             --
                                                      ------------    ------------   ------------
Net Cash Used in Investing Activities                      (24,911)           --             --
                                                      ------------    ------------   ------------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B          10,000            --             --
   Proceeds from issuance of common stock                  689,164            --             --
   Preferred dividends paid                                   --              --             --



   Proceeds from notes payable                             140,000            --             --
   Subscription receivable                                    --              --             --
   Proceeds from sale of treasury stock and
   warrants                                                 15,000            --             --
   Payment of stockholder's loan                              (272)           --             --
   Proceeds from additional paid in capital                342,108            --             --
                                                      ------------    ------------   ------------
Net Cash Provided by Financing Activities                1,196,000            --             --
                                                      ------------    ------------   ------------

Net increase (decrease) in cash                              8,644          (9,933)       (21,873)
Cash and equivalents at beginning of period                   --            18,577         41,427
                                                      ------------    ------------   ------------
Cash and equivalents at end of period                 $      8,644    $      8,644   $     19,554
                                                      ============    ============   ============


                                                      Period from
                                                       January 10,
                                                          1997        For the Three Months Ended
                                                     (Inception) to   ---------------------------
                                                      December 31,    December 31,   December 31,
                                                          2002            2002           2001
                                                      ------------    ------------   ------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                           $       --      $       --     $       --
                                                      ============    ============   ============
   Income taxes                                       $       --      $       --     $       --
                                                      ============    ============   ============
Non Cash Transactions:
   Capitalized officers' compensation                 $    100,000    $       --     $     10,000
                                                      ============    ============   ============
   Issuance of common shares for Noveaux merger       $    106,525    $       --     $       --
                                                      ============    ============   ============
   Issuance of common shares for license              $    735,500    $       --     $       --
                                                      ============    ============   ============
   Issuance of common shares for patent fees          $  1,500,000    $       --     $       --
                                                      ============    ============   ============
   Issuance of common shares for LifePlan merger      $     50,000    $       --     $       --
                                                      ============    ============   ============
   Issuance of common shares for services             $  1,424,500    $       --     $       --
                                                      ============    ============   ============
   Issuance of stock for note                         $    140,000    $       --     $       --
                                                      ============    ============   ============
   Issuance of stock for debt and services            $    920,500    $    195,500           --
                                                      ============    ============   ============
   Preferred B stock dividend                         $     10,000    $       --     $       --
                                                      ============    ============   ============
   Issuance of stock to directors and officers        $    110,100    $     50,100   $       --
                                                      ============    ============   ============
   Forgiveness of stockholder debt                    $      7,227    $       --     $       --
                                                      ============    ============   ============


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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2002 and 2001, the Company experienced a net loss of $806,523 and $2,015,401, respectively.

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

Stock Issued For Services: The company enters into transactions in which goods or services are the consideration received for the issue of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods that they are rendered.


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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS
Fixed Assets consisted of the following:
                                                December 31,      September 30,
                                                    2002              2002
                                                ------------      ------------
  Furniture                                     $        936      $        936
  Equipment                                           47,480            47,840
                                                ------------      ------------
                                                      48,416            48,416
  Less accumulated depreciation                      (24,882)          (22,582)
                                                ------------      ------------
     Net                                        $     23,534      $     25,834
                                                ============      ============

Depreciation expense for the three months ended December 31, 2002 and the year ended September 30, 2002, was $2,300 and $9,200 respectively

NOTE 3 - INTANGIBLE ASSETS
Intangible Assets consisted of the following:
                                                December 31,      September 30,
                                                    2002              2002
                                                ------------      ------------
  Licensing Rights                              $    185,000      $    185,000

  Less accumulated amortization                      (57,811)          (53,957)
                                                ------------      ------------
     Net                                        $    127,189      $    131,043
                                                ============      ============

Amortization expense for the three months ended December 31, 2002 and the year ended September 30, 2002, was $3,854 and $15,418 respectively.

NOTE 4  - LICENSING AGREEMENT
On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 57,500 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK. The company also issued stock options to the shareholders of Intracell to purchase a total of 300,000 shares of the Company's Common Stock, conditional on the outcome of three separate events.(See Commitments and Contingencies). The options have not been valued because they are subject to contingencies. The Company also agreed to make advance minimum royalty payments of $80,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are for the duration of the patents In April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its shareholders to maintain an equity position of 60% of the common shares of the Company until the company had raised $5 million. Specifically, when the Company issues stock to others, the anti-dilution clause

                                  HIV-VAC, INC.

requires the Company to issue additional stock to Intracell so that Intracell maintains its 60% interest in the Company.

The Company failed to attract financing as agreed under the agreement with Intracell Vaccine Ltd, and on August 7, 2001 the Company amended the agreement with Intracell , whereby Intracell agreed to waive its right to terminate the assignment of license agreement provided that the Company issue an additional 3,000,000 of its common shares to Intracell and 7,500,000 options to purchase shares of common stock of the Company. Such options vest in blocks of 2,500,000 upon the occurrence of certain events.(See Commitments and Contingencies). The market value of the shares issued to Intracell which amounted to $1.5 million was expensed to patent fees.

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

On October 30, 2002, the Company issued a total of 300,000 shares of common stock each to the directors and officers of the company. The stock was issued at $0.17 per share as compensation for services rendered to the company. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

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

               1.) The option to purchase 100,000 Common Stock at $0.001 per share when human trials of the HIV vaccine begin.
               2.) The option to purchase 100,000 Common Stock at $0.001 per share should the Company commence United States Government Food and Drug Administration ("FDA") Phase 111 trials of its HIV vaccine.
               3.) The option to purchase 100,000 Common Stock at $0.001 per share should the Company obtain FDA approval of its HIV vaccine.

               None of the contingencies had been met at December 31, 2002. The options expire on April 1, 2004.

                                  HIV-VAC, INC.

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

     None of the contingencies had been met at December 31, 2002. The options expire on April 1, 2004.

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

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. As a result, research and development costs for the three months ended December 31, 2002 decreased by $5,576 from $79,438 for the three months ended December 31, 2001 to $73,862 for the three months ended December 31, 2002. The decrease in expenditure was due to a reduction in expenditure in order to conserve cash. Administrative expenditure increased by $39,153 from $45,821 for the quarter ended December 31, 2001 to $84,974 for the quarter ended December 31, 2002. The increase was primarily due to first time licensing fees of $18,055, an increase in fees paid to directors and officers of $35,100 offset by a reduction in professional fees of $12,375. The Company received no interest income during the quarter ended December 31, 2002 compared to interest income of $311 for the quarter ended December 31, 2001. We incurred a net loss of $164,990 or $(0.020) per share based on 8,065,760 weighted average shares outstanding for the quarter ended December 31, 2002 compared to $131,069 or $(0.04) per share based on 3,470,413 weighted average shares outstanding for the quarter ended December 31, 2001. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to December 31, 2002. Through December 31, 2002 we have relied on advances of approximately $207,832 from our principal stockholders, trade payables of approximately $140,180, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,590,600 to support our limited operations. As of December 31, 2002, we had approximately $8,644 of cash and cash equivalents. Operations for the three months ended December 31, 2002 have been financed through a loan from Intracell Vaccines Limited and through the utilization of $9,913 in cash on hand. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

On October 30, 2002, the Company issued 300,000 shares of common stock to directors and officers of the Company. The stock was issued at $0.17 per share as compensation for services rendered to the company. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of March, 2003.


                                         HIV-VAC, INC.


                                         /s/ Kevin W. Murray
                                         ------------------------
                                         Kevin W. Murray
                                         President and CEO


                                         /s/ Sally Del Principe
                                         ------------------------
                                         Sally Del Principe
                                         Chief Financial Officer

                                 CERTIFICATIONS

I, Kevin W. Murray, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB/A of HIV-VAC, Inc.;

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


Date: March 11, 2003                               /s/ Kevin W. Murray
                                                   -------------------
                                                   Kevin W. Murray
                                                   Chief Executive Officer

                                 CERTIFICATIONS

I, Sally Del Principe, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB/A of HIV-VAC, Inc.;

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


Date: March 11, 2003                           /s/ Sally Del Principe
                                               ----------------------
                                               Sally Del Principe
                                               Chief Financial Officer