Form 10KSB/A
period 2002-09-30
HIV VAC INC
filed 2003-04-07
CIK 1082576

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

Independent Auditors' Report                                              F-1

Balance Sheets                                                            F-2

Statements of Operations                                                  F-3

Statements of Changes in Stockholders' Equity (Deficit)             F-4 - F-5

Statements of Cash Flows                                                  F-6

Notes to Financial Statements                                      F-8 - F-19

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
HIV-VAC, Inc.


         We have audited the balance sheet of HIV-VAC, Inc. (a development stage company) as at September 30, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of HIV-VAC, Inc. from inception, January 10, 1997 to September 30, 2001 and before the restatement described in note 15 and 16 were audited by other auditors whose report dated December 15, 2001, expressed an unqualified opinion on those statements.

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

         We also audited the adjustments described in note 15 and 16 that were applied to restate the financial statements as of September 31, 2001 and that of from the inception January 10, 1997. In our opinion, such adjustments are appropriate and have been properly applied.

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


                                                       "SF Partnership, LLP"

Toronto, Canada                                        CHARTERED ACCOUNTANTS
March 3, 2003


HIV-VAC, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2002 and 2001
                                                                             2002            2001
                                                                       (Restated)      (Restated)
                                                                        (Note 15)       (Note 15)
                                     ASSETS
Current
    Cash and equivalents                                              $    18,577    $    41,427
    Prepaid and sundry assets                                              18,056           --
                                                                      -----------    -----------


Total Current Assets                                                       36,633         41,427

Furniture and Equipment, Net (note 2)                                      25,834         35,034

Other Assets
    Intangible assets, net (note 3)                                       131,043        146,460
                                                                      -----------    -----------


Total Assets                                                          $   193,510    $   222,921
                                                                      ===========    ===========


                                 LIABILITIES AND
                              STOCKHOLDERS' DEFICIT
Current Liabilities
    Notes payable (note 11)                                           $      --      $   140,000
    Accounts payable                                                      319,024         39,838
    Related parties                                                       135,998        521,514
                                                                      -----------    -----------


Total Current Liabilities                                                 455,022        701,352
                                                                      -----------    -----------


Stockholders' Deficit

    Preferred stock, $0.01 par value; 10,000,000 shares authorized
         Series A, non-preferential; 10,000 issued and outstanding            100            100
         Series B, convertible, non-preferential; 1,000,000 shares
         issued and outstanding                                            10,000         10,000

    Common stock, $0.001 par value; 500,000,000 shares authorized
         7,816,669 (2002),  3,470,413 (2001) shares issued and
         outstanding, respectively                                          7,817          3,470

    Additional paid in capital                                          6,098,041      5,070,888

    Deficit accumulated during the development stage                   (6,360,434)    (5,553,912)

    Treasury stock, at cost; 1,016 common stock and 700,000
       convertible series B preferred stock                                (8,767)        (1,767)

    Accumulated other comprehensive loss                                   (8,269)        (7,210)
                                                                      -----------    -----------


Total Stockholders' Deficit                                              (261,512)      (478,431)
                                                                      -----------    -----------


Total Liabilities and Stockholders' Deficit                           $   193,510    $   222,921
                                                                      ===========    ===========


APPROVED ON BEHALF OF THE BOARD


           "Kevin Murray"                           "Sally Del Princepe"
-------------------------------------      -------------------------------------
              Director                                    Director


HIV-VAC, INC.
(A Development Stage Company)
Statements of Operations
Years Ended September 30, 2002, 2001 and 2000 and for the Period from January 10, 1997 (Inception) to September 30, 2002




                                         January 10,
                                                1997
                                      (Inception) to
                                       September 30,
                                                2002           2002           2001           2000
                                          (Restated)     (Restated)     (Restated)     (Restated)
                                           (Note 15)      (Note 15)      (Note 15)      (Note 15)
Expenses
    Research and development costs       $ 1,309,340    $   354,195    $   368,484    $   437,883
    General and administrative               587,153        340,439         89,498        142,521
    Legal fees                             1,447,566         28,217         30,000      1,383,519
    Licensing fees                           635,500           --             --          635,500
    Patent fees                            1,574,572         59,413      1,503,800          6,105
    Depreciation and amortization             76,539         24,618         24,617         19,597
    Loss from disposal of assets              30,195           --             --             --
                                         -----------    -----------    -----------    -----------

                                           5,660,865        806,882      2,016,399      2,625,125
                                         -----------    -----------    -----------    -----------


Loss from Operations                      (5,660,865)      (806,882)    (2,016,399)    (2,625,125)
                                         -----------    -----------    -----------    -----------

Other Income (Expense)
    Other expenses                          (261,162)          --             --             --
    Other income                               3,774            359            998          2,417
                                         -----------    -----------    -----------    -----------

Total Other Income (Expense)                (257,388)           359            998          2,417
                                         -----------    -----------    -----------    -----------

Loss from Continuing Operations           (5,918,253)      (806,523)    (2,015,401)    (2,622,708)

Loss from Discontinued Operations           (432,181)          --             --             --
                                         -----------    -----------    -----------    -----------

 Net loss                                $(6,350,434)   $  (806,523)   $(2,015,401)   $(2,622,708)
                                         ===========    ===========    ===========    ===========



Loss per weighted average number of
shares outstanding - basic and diluted                  $     (0.19)   $     (1.47)   $     (6.96)
                                                        ===========    ===========    ===========

Weighted average number of shares
outstanding - basic and diluted                           4,247,788      1,375,000        376,348
                                                        ===========    ===========    ===========



HIV-VAC, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2002

                                                              Preferred Stock
                                            -----------------------------------------------------
                                                    Series A                     Series B                  Common Stock
                                            -------------------------   -------------------------   -------------------------
                                              Shares         Amount       Shares         Amount       Shares         Amount
                                                                                                                   (Restated)
                                                                                                                     (Note 16
Issuance of shares to founders                     --     $      --            --     $      --           1,017   $         1
Net loss                                           --            --            --            --            --            --
Merger with Nouveaux Corporation                   --            --            --            --             781             1
Additional investment by stockholders              --            --            --            --            --            --
                                            -----------   -----------   -----------   -----------   -----------   -----------

Balance - September 30, 1998                       --            --            --            --           1,798             2
                                            -----------   -----------   -----------   -----------   -----------   -----------

Net loss                                           --            --            --            --            --            --
Issuance of common stock under 504
  offering                                         --            --            --            --         200,103           200
Issuance of common stock under 504
  offering                                         --            --            --            --          92,463            92
Officers' compensation capitalized                 --            --            --            --            --            --
Issuance of common and series A preferred
  stock for license agreement                    10,000           100          --            --          57,529            57
Purchase of treasury stock                         --            --            --            --            --            --
Issuance of common stock                           --            --            --            --             400             1
                                            -----------   -----------   -----------   -----------   -----------   -----------

Balance - September 30, 1999                     10,000           100          --            --         352,293           352

Comprehensive loss
Net loss                                           --            --            --            --            --            --
Other comprehensive loss
  Foreign currency translation
    adjustment                                     --            --            --            --            --            --

                                                   --            --            --            --            --            --
Shares issued - acquisition of Lifeplan            --            --            --            --           1,001             1
Forgiveness of stockholder debt                    --            --            --            --            --            --
Issuance of common stock                           --            --            --            --           4,548             4
Shares issued for license                          --            --            --            --          31,252            31
Issuance of common stock                           --            --            --            --             733             1
Shares issued for services                         --            --            --            --          60,031            60
Issuance of common stock                           --            --            --            --           4,600             5
Subscription received                              --            --            --            --            --            --
Issuance of common stock                           --            --            --            --           4,600             5
Issuance of common stock                           --            --            --            --           6,352             6
Officers' compensation capitalized                 --            --            --            --            --            --
                                            -----------   -----------   -----------   -----------   -----------   -----------

Balance - September 30, 2000                     10,000   $       100          --     $      --         465,410   $       465
                                            ===========   ===========   ===========   ===========   ===========   ===========

                                                                                        Accumulated
                                                           Additional                         Other                        Total
                                             Treasury        Paid in   Subscription   Comprehensive   Accumulated   Stockholders'
                                               Stock         Capital     Receivable   Income (loss)       Deficit         Equity
                                                           (Restated)                                  (Restated)     (Restated)
                                                            (Note 16)                                   (Note 16)      (Note 16)

Issuance of shares to founders              $      --     $       507   $      --      $      --      $      --      $       508
Net loss                                           --            --            --             --         (432,181)      (432,181)
Merger with Nouveaux Corporation                   --         350,458          --             --         (243,934)       106,525
Additional investment by stockholders              --         342,108          --             --             --          342,108
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 1998                       --         693,073          --             --         (676,115)        16,960
                                            -----------   -----------   -----------    -----------    -----------    -----------

Net loss                                           --            --            --             --         (212,460)      (212,460)
Issuance of common stock under 504
  offering                                         --          99,800          --             --             --          100,000
Issuance of common stock under 504
  offering                                         --         139,908      (140,000)          --             --             --
Officers' compensation capitalized                 --          15,000          --             --             --           15,000
Issuance of common and series A preferred
  stock for license agreement                      --          99,843          --             --             --          100,000
Purchase of treasury stock                       (1,767)         --            --             --             --           (1,767)
Issuance of common stock                           --           5,040          --             --             --            5,041
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 1999                     (1,767)    1,052,664      (140,000)          --         (888,575)        22,774
                                                                                                                     -----------
Comprehensive loss
Net loss                                           --            --            --             --       (2,622,708)    (2,622,708)
Other comprehensive loss
  Foreign currency translation
    adjustment                                     --            --            --           (9,240)          --           (9,240)
                                                                                                                     -----------
                                                   --            --            --             --             --       (2,631,948)
Shares issued - acquisition of Lifeplan            --           9,999          --             --          (17,227)        (7,227)
Forgiveness of stockholder debt                    --           7,227          --             --             --            7,227
Issuance of common stock                           --          99,986          --             --             --           99,990
Shares issued for license                          --         635,469          --             --             --          635,500
Issuance of common stock                           --          23,654          --             --             --           23,655
Shares issued for services                         --       1,349,940          --             --             --        1,350,000
Issuance of common stock                           --          99,985          --             --             --           99,990
Subscription received                              --            --         140,000           --             --          140,000
Issuance of common stock                           --          99,985          --             --             --           99,990
Issuance of common stock                           --          99,984          --             --             --           99,990
Officers' compensation capitalized                 --          25,000          --             --             --           25,000
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance - September 30, 2000                $    (1,767)  $ 3,503,893   $      --      $    (9,240)   $(3,528,510)   $   (35,059)
                                            ===========   ===========   ===========    ===========    ===========    ===========





HIV-VAC, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2002
(Continued)


                                                              Preferred Stock
                                            -----------------------------------------------------
                                                    Series A                     Series B                  Common Stock
                                            -------------------------   -------------------------   -------------------------
                                              Shares         Amount       Shares         Amount       Shares         Amount
                                                                                                                   (Restated)
                                                                                                                     (Note 16
Balance - September 30, 2000                     10,000   $       100          --     $      --         465,410   $       465
Shares issued for services                         --            --            --            --           5,003             5
Comprehensive loss
Net loss                                           --            --            --            --            --            --
Other comprehensive loss:
  Foreign currency transaction
    adjustment                                     --            --            --            --            --            --

Comprehensive loss                                 --            --            --            --            --            --
Issuance of common  for license                    --            --            --            --       3,000,000         3,000
Issuance of  series B preferred stock              --            --       1,000,000        10,000          --            --
Officers' compensation capitalized                 --            --            --            --            --            --
Dividends - preferred B stock                      --            --            --            --            --            --
                                            -----------   -----------   -----------   -----------   -----------   -----------

Balance - September 30, 2001                     10,000   $       100     1,000,000   $    10,000     3,470,413   $     3,470
                                            ===========   ===========   ===========   ===========   ===========   ===========


Balance - September 30, 2001                     10,000   $       100     1,000,000   $    10,000     3,470,413   $     3,470
Net loss for year ended September 30, 2002         --            --            --            --            --            --
Purchase of Treasury Stock                         --            --            --            --            --            --
Other comprehensive loss                           --            --            --            --            --            --
Officers compensation capitalized                  --            --            --            --            --            --
Shares issued for services                         --            --            --            --         150,000           150
Shares issued for services                         --            --            --            --         200,000           200
Shares issued to directors and officers            --            --            --            --         300,000           300
Sale of treasury stock                             --            --            --            --            --            --
Shares issued to officer for cash                  --            --            --            --         100,000           100
Shares issued to Intracell for debt                --            --            --            --       2,272,727         2,273
Shares issued to Intracell for debt                --            --            --            --       1,323,529         1,324
Convert Note for Options                           --            --            --            --            --            --
                                            -----------   -----------   -----------   -----------   -----------   -----------

Balance - September 30, 2002                     10,000   $       100     1,000,000   $    10,000     7,816,669   $     7,817
                                            ===========   ===========   ===========   ===========   ===========   ===========

                                                                                        Accumulated
                                                           Additional                         Other                        Total
                                             Treasury        Paid in   Subscription   Comprehensive   Accumulated   Stockholders'
                                               Stock         Capital     Receivable   Income (loss)       Deficit         Equity
                                                           (Restated)                                  (Restated)     (Restated)
                                                            (Note 16)                                   (Note 16)      (Note 16)

Balance - September 30, 2000                $    (1,767)  $ 3,503,893   $      --     $    (9,240)   $(3,528,510)   $   (35,059)
Shares issued for services                         --          19,995          --            --             --           20,000
Comprehensive loss
Net loss                                           --            --            --            --       (2,015,401)    (2,015,401)
Other comprehensive loss:
  Foreign currency transaction
    adjustment                                     --            --            --           2,030           --            2,030
                                                                                                                    -----------
Comprehensive loss                                 --            --            --            --             --       (2,013,371)
Issuance of common  for license                    --       1,497,000          --            --             --        1,500,000
Issuance of  series B preferred stock              --          10,000          --            --             --           20,000
Officers' compensation capitalized                 --          40,000          --            --             --           40,000
Dividends - preferred B stock                      --            --            --            --          (10,000)       (10,000)
                                            -----------   -----------   -----------   -----------    -----------    -----------

Balance - September 30, 2001                $    (1,767)  $ 5,070,888   $      --     $    (7,210)   $(5,553,911)   $  (478,430)
                                            ===========   ===========   ===========   ===========    ===========    ===========


Balance - September 30, 2001                $    (1,767)  $ 5,070,888   $      --     $    (7,210)   $(5,553,911)   $  (478,430)
Net loss for year ended September 30, 2002         --            --            --            --         (806,523)      (806,523)
Purchase of Treasury Stock                      (10,000)         --            --            --             --          (10,000)
Other comprehensive loss                           --            --            --          (1,059)          --           (1,059)
Officers compensation capitalized                  --          20,000          --            --             --           20,000
Shares issued for services                         --          22,350          --            --             --           22,500
Shares issued for services                         --          31,800          --            --             --           32,000
Shares issued to directors and officers            --          59,700          --            --             --           60,000
Sale of treasury stock                            3,000        12,000          --            --             --           15,000
Shares issued to officer for cash                  --          19,900          --            --             --           20,000
Shares issued to Intracell for debt                --         497,727          --            --             --          500,000
Shares issued to Intracell for debt                --         223,676          --            --             --          225,000
Convert Note for Options                           --         140,000          --            --             --          140,000
                                            -----------   -----------   -----------   -----------    -----------    -----------

Balance - September 30, 2002                $    (8,767)  $ 6,098,041   $      --     $    (8,269)   $(6,360,434)   $  (261,512)
                                            ===========   ===========   ===========   ===========    ===========    ===========



HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2002, 2001 and 2000 and for the Period from January 10, 1997 (Inception) to September 30, 2002

                                               January 10, 1997
                                                 (inception) to
                                                  September 30,
                                                           2002           2002              2001              2000
                                                     (Restated)        (Restated)        (Restated)        (Restated)
                                                      (Note 15)         (Note 15)         (Note 15)         (Note 15)
Cash Flows from Operating Activities
    Net loss                                    $   (6,350,434)   $     (806,523)   $   (2,015,401)   $   (2,622,708)
    Adjustments to reconcile net loss to net
       cash used in operating activities
       Amortization and depreciation                    76,539            24,618            24,617            19,597
       Officers' compensation capitalized              100,000            20,000            40,000            25,000
       Other expenses relating to Noveaux and
         Lifeplan acquisition                          261,163              --                --                --
       Issuance of stock for services                1,424,500            54,500            20,000         1,350,000
       Issuance of stock for licensing fees            635,500              --                --             635,500
       Issuance of stock to directors and
         officers' compensation                         60,000            60,000              --                --
       Issuance of option for note payable,
         current                                       140,000           140,000              --                --
       Issuance of stock for fees and current
         debt                                          725,000           725,000              --                --
       Issuance of stock for patent fees             1,500,000              --           1,500,000              --
       Income (loss) from foreign currency
         transaction                                    (8,270)           (1,060)            2,030            (9,240)
       Decrease (increase) in note receivable             --                --               3,553            (3,553)
       Decrease in notes payable                      (140,000)         (140,000)             --                --
       Increase in prepaid expenses                    (18,055)          (18,055)             --                --
       Increase (decrease) in accrued
         liabilities                                   441,545          (106,330)          306,340           104,595
                                                --------------    --------------    --------------    --------------
                                                    (1,152,512)          (47,850)         (118,861)         (500,809)
                                                --------------    --------------    --------------    --------------
Cash Flows from Investing Activities
    Purchase of patent rights                          (85,000)             --                --                --
    Purchase of furniture and equipment                (48,416)             --                (920)          (47,496)
    Purchase of treasury stock                         (11,767)          (10,000)             --                --
    Cash required in acquisition                       120,272              --                --                 272
                                                --------------    --------------    --------------    --------------

                                                       (24,911)          (10,000)             (920)          (47,224)
                                                --------------    --------------    --------------    --------------
Cash Flows from Financing Activities
    Proceeds from issue of preferred stock
      series B                                          10,000              --              10,000              --
    Proceeds from issuance of common stock             689,164            20,000              --             423,615
    Proceeds from notes payable                        140,000              --                --             125,000
    Proceeds from sale of treasury stock and
      warrants                                          15,000            15,000              --                --
    Subscription receivable                               --                --                --             140,000
    Payment of stockholder's loan                         (272)             --                --                (272)
    Proceeds from additional paid in capital           342,108              --                --                --
                                                --------------    --------------    --------------    --------------
                                                     1,196,000            35,000            10,000           688,343
                                                --------------    --------------    --------------    --------------
Net Increase (Decrease) in Cash                         18,577           (22,850)         (109,781)          140,310
Cash - beginning of  year                                 --              41,427           151,208            10,898
                                                --------------    --------------    --------------    --------------
Cash - end of year                              $       18,577    $       18,577    $       41,427    $      151,208
                                                ==============    ==============    ==============    ==============



HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)
Years Ended September 30, 2002, 2001 and 2000 and for the Period from January 10, 1997 (Inception) to September 30, 2002




                                                      January 10
                                                            1997
                                                  (Inception) to
                                                   September 30,
                                                            2002             2002             2001             2000
Supplemental Disclosure of Cash Flow
    Information

Non Cash Transactions:
    Capitalized officers' compensation            $      100,000   $       20,000   $       40,000   $       25,000
                                                  ==============   ==============   ==============   ==============
    Issuance of common shares for Noveaux
      merger                                      $      106,525   $         --     $         --     $         --
                                                  ==============   ==============   ==============   ==============
    Issuance of common shares for license         $      735,500   $         --     $         --     $      635,500
                                                  ==============   ==============   ==============   ==============
    Issuance of common shares for patent fees     $    1,500,000   $         --     $    1,500,000   $         --
                                                  ==============   ==============   ==============   ==============
    Issuance of common shares for Lifeplan
      merger                                      $       50,000   $         --     $         --     $       50,000
                                                  ==============   ==============   ==============   ==============
    Issuance of common shares for services        $    1,424,500   $       54,500   $       20,000   $    1,350,000
                                                  ==============   ==============   ==============   ==============
    Issuance of stock to directors and officers   $       60,000   $       60,000   $         --     $         --
                                                  ==============   ==============   ==============   ==============
    Issuance of options for note                  $      140,000   $      140,000   $         --     $         --
                                                  ==============   ==============   ==============   ==============
    Issuance of stock for debt                    $      725,000   $      725,000   $         --     $         --
                                                  ==============   ==============   ==============   ==============
    Preferred B stock dividend                    $       10,000   $         --     $       10,000   $         --
                                                  ==============   ==============   ==============   ==============
    Forgiveness of stockholder debt               $        7,227   $         --     $         --     $        7,227
                                                  ==============   ==============   ==============   ==============


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

            Accumulated amortization at September 30, 2002 and 2001 was as follows:


                                                              2002          2001
                                                        (Restated)    (Restated)
                                                         (Note 15)     (Note 15)

            License                                    $    53,957   $    38,540
                                                       ===========   ===========

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



HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002



3.    Intangible Assets, Net

                                                            2002                          2001

                                                      (Restated)                    (Restated)
                                                       (Note 15)                     (Note 15)
                                                     Accumulated                   Accumulated
                                             Cost   Amortization           Cost   Amortization
                                     ------------   ------------   ------------   ------------

      License                        $    185,000   $     53,957   $    185,000   $     38,540
                                     ------------   ------------   ------------   ------------

      Net carrying amount                           $    131,043                  $    146,460
                                                    ------------                  ------------


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

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002


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

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002


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

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002

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

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002


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


HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002


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


9.    Income Taxes

                                                                   September 30,
                                                      ------------------------------------
                                                            2002         2001         2000
      Income tax benefits at statutory rates          $ (275,000)  $ (689,000)  $ (937,725)
      Allowance for valuation                            275,000      689,000      937,725
                                                      ----------   ----------   ----------

      Income tax benefit                              $     -      $     -      $     -
                                                      ==========   ==========   ==========


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


HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002


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


13.   Fair Value of Financial Instruments

      The estimated fair value of the Company's financial instruments as of September 30, 2002 and 2001 are as follows:

                                                       2002                  2001
                                              Carrying       Fair   Carrying       Fair
                                                Amount      Value     Amount      Value
                                              --------   --------   --------   --------
      Assets
        Cash                                  $ 18,577   $ 18,577   $ 41,427   $ 41,427

      Liabilities
        Notes payable                             -          -       140,000    140,000
        Accounts payable and accrued
          liabilities                          455,020    455,020    561,352    561,352


HIV-VAC, INC.
Notes to Financial Statements
September 30, 2002


14.   Subsequent Events

      Subsequent to the year end, the Company issued 1,150,000 common shares to settle a debt of $195,500 that existed at the year end. In addition, 300,000 common shares were issued to officers and directors, being compensation for services rendered to the Company, on October 30, 2002.


15.   Restatement of Financial Statements

      The financial statements have been re-stated to reflect a change in the accounting treatment of the LifePlan transaction (see note 7) whereby $57,228 was previously capitalized to goodwill and amortized over 5 years. The re-stated financial statements reflect a reversal of the capitalization to goodwill while accounting for the LifePlan transaction as a "Recapitalization". The effect of the change has resulted in the elimination of goodwill with the corresponding entry to additional paid-in capital and the reversal of amortization of goodwill amounting to $11,445, $11,445 and $5,723 for the years ended 2002, 2001 and 2000 respectively. The recapitalization of LifePlan resulted in a cumulative year to date increase of "other expense" of $17,228 and an increase to additional paid -in capital of $17,128 for the year ended September 30, 2000.


16.   Reverse Split

      The company effected a reverse split of 50:1 in March 1999 and a reverse split of 100:1 in August 2001. The statement of shareholders' equity has been restated to include the effect of the reverse stock splits as if they had happened before the first period presented.

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


By: /s/ KEVIN W MURRAY            Chairman of the Board            April 7, 2003
    ----------------------        President & CEO
    Kevin Murray


By: /s/ GORDON R B SKINNER        Director                         April 7, 2003
    ----------------------
    Gordon R B Skinner


By: /s/ SALLY DEL PRINCIPE        Chief Financial Officer          April 7, 2003
    ----------------------        Director
    Sally Del Principe

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


       Date: April 7, 2003                /s/ Kevin W. Murray
                                          -------------------
                                          Kevin W. Murray
                                          President, Chief Executive Officer and
                                          Chairman of the Board

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


       Date: April 7, 2003                   /s/ Sally Del Principe
                                             ----------------------
                                             Sally Del Principe
                                             Chief Financial Officer