Form 10QSB
period 2003-03-31
HIV VAC INC
filed 2003-05-15
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING
                                  REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

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




Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are  9,266,669  shares  of  common  stock  outstanding,  10,000  shares of
preferred   series  "A"  and  300,000  shares  of  preferred  series  "B"  stock outstanding as of March 31, 2003.

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET
            MARCH 31, 2003 (UNAUDITED)                                       3

         CONDENSED  STATEMENTS OF  OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
            SIX MONTHS ENDED MARCH 31, 2003 AND 2002 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2003 (UNAUDITED)                                       4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED MARCH 31, 2003 AND 2002 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2003 (UNAUDITED)                                     5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-11



                                      * * *


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS
                                                                                       September 30,
                                                                    March 31, 2003         2002
                                                                    --------------    --------------
Current Assets
  Cash and equivalents                                              $        2,840    $       18,577
  Prepaid expenditure                                                       59,908            18,056
                                                                    --------------    --------------
     Total current assets                                                   62,748            36,633
                                                                    --------------    --------------

Furniture and equipment, net                                                21,234            25,834
                                                                    --------------    --------------
Other Assets
  Intangible assets, net                                                   123,335           131,043
                                                                    --------------    --------------
Total assets                                                        $      207,317    $      193,510
                                                                    ==============    ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accrued liabilities:
     Related parties                                                       279,852           135,999
     Accounts payable                                                      248,158           319,024
                                                                    --------------    --------------
     Total Current Liabilities                                             528,010           455,023
                                                                    --------------    --------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value; 10,000,000 shares authorized
         Series A, non-preferential; 10,000 issued and
         Outstanding                                                           100               100
         Series B, convertible, non-preferential; 1,000,000
         and -0- shares issued and outstanding, respectively                10,000            10,000
   Common stock, $0.001 par value; 500,000,000 shares
      authorized;  9,266,669 and 7,816,669 shares issued
      and outstanding, respectively                                          9,267             7,817
   Additional paid in capital                                            6,342,190         6,098,041
   Deficit accumulated during the development stage                     (6,659,447)       (6,360,434)
   Treasury stock, at cost; 101,6 common stock
   and 700,000 Preferred Stock, Series B                                    (8,767)           (8,767)
   Accumulated other comprehensive loss                                    (14,036)           (8,269)
                                                                    --------------    --------------
    Total stockholders' equity (deficit)                                  (320,693)         (261,512)
                                                                    --------------    --------------
     Total liabilities and stockholders' equity (deficit)           $      207,317    $      193,510
                                                                    ==============    ==============


See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
   FOR THE QUARTERS ENDED MARCH 31, 2003 & 2002, THE SIX MOTHS ENDED MARCH 31,
  2003 & 2002 AND FOR THE PERIOD FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31,
                                2003 (UNAUDITED)


                                                                                                           Period from
                                                                                  Six           Six        January 10,
                                                     Quarter      Quarter        Months        Months         1997
                                                      Ended        Ended         ending        ending      (Inception)
                                                    March 31,     March 31,     March 31,     March 31,    to March 31,
                                                      2003          2002          2003          2002          2003
                                                   ----------    ----------    ----------    ----------    ----------
Expenses
   Research and development costs                      73,789        89,219       147,652       168,657     1,456,992
   General and administrative                          19,112        56,112        81,030        72,865       668,183
   Legal fees                                          15,000        10,000        20,000        20,000     1,467,566
   Licensing fees                                        --            --            --            --         635,500
   Patent fees                                         19,969         5,210        38,023        23,277     1,612,595
   Depreciation and amortization                        6,154         6,121        12,308        15,104        88,847
   Loss from disposal of assets                          --            --            --            --          30,195
                                                   ----------    ----------    ----------    ----------    ----------
                                                      134,023       166,662       299,013       300,903     5,959,878
                                                   ----------    ----------    ----------    ----------    ----------

     Loss from operations                            (134,023)     (166,662)     (299,013)     (300,903)   (5,959,878)
                                                   ----------    ----------    ----------    ----------    ----------

Other Income (Expense)
   Other expenses                                        --            --            --            --        (261,162)
   Interest income                                       --              43          --             356         3,774
                                                   ----------    ----------    ----------    ----------    ----------
     Total other income (expense)                        --              43          --             356      (257,388)
                                                   ----------    ----------    ----------    ----------    ----------

     Loss from continuing operations                 (134,023)     (166,619)     (299,013      (300,547)   (6,217,266)
Loss from discontinued operations                        --            --            --            --            --


Loss from Discontinued Operations                        --            --            --            --        (432,181)
                                                   ----------    ----------    ----------    ----------    ----------

     Net loss                                        (134,023)     (166,619)     (299,013)     (300,547)   (6,649,447)
                                                   ==========    ==========    ==========    ==========    ==========

Loss per weighted-average share of common
   stock outstanding - basic and diluted           $   (0.014)   $    (0.05)   $    (0.03)   $    (0.09)
                                                   ==========    ==========    ==========    ==========

Weighted average number of common shares
   outstanding during period - basic and diluted    9,266,669     3,488,746     9,030,642     3,488,746
                                                   ==========    ==========    ==========    ==========



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)

                                                         Period from
                                                         January 10,         For the Six Months Ended
                                                            1997         --------------------------------
                                                       (Inception) to        March 31,         March 31,
                                                       March 31, 2003          2003              2002
                                                       --------------    --------------    --------------
Cash Flows From Operating Activities:
  Net loss                                             $   (6,649,447)   $     (299,013)   $     (300,547)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Amortization and depreciation                            88,847            12,308            15,104
      Officers' compensation capitalized                      100,000              --              20,000
      Other expenses relating to Noveaux acquisition          261,163              --                --
      Issuance of stock for services                        1,424,500              --              22,500
      Issuance of stock for licensing fees                    635,500              --                --
      Issuance of stock for directors and officers
      compensation                                            110,100            50,100              --
      Issuance of stock for patent fees                     1,500,000              --                --
      Issuance of stock for fees and current debt             920,500           195,500              --
      Issuance of stock for note payable                      140,000              --                --
      Loss from foreign currency translation                  (14,037)           (5,767)           (1,124)
      Increase  in prepaid expenditure                        (59,907)          (41,852)          (54,191)
      (Decrease) in notes payable                            (140,000)             --                --
      Increase in accrued liabilities                         514,532            72,987           274,895
                                                       --------------    --------------    --------------
Net Cash Used in Operating Activities                      (1,168,249)          (15,737)          (23,363)
                                                       --------------    --------------    --------------

Cash Flow From Investing Activities:
   Purchase of patent rights                                  (85,000)             --                --
   Purchase of furniture and equipment                        (48,416)             --                --
   Purchase of treasury stock                                 (11,767)             --             (10,000)
   Cash acquired in acquisition                               120,272              --                --
                                                       --------------    --------------    --------------
Net Cash Used in Investing Activities                         (24,911)             --             (10,000)
                                                       --------------    --------------    --------------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B             10,000              --                --
   Proceeds from issuance of common stock                     689,164              --                --
   Preferred dividends paid                                      --                --                --





   Proceeds from notes payable                                140,000              --                --
   Subscription receivable                                       --                --                --
   Proceeds from sale of treasury stock and
   warrants                                                    15,000              --                --
   Payment of stockholder's loan                                 (272)             --                --
   Proceeds from additional paid in capital                   342,108              --                --
                                                       --------------    --------------    --------------
Net Cash Provided by Financing Activities                   1,196,000              --                --
                                                       --------------    --------------    --------------


Net increase (decrease) in cash                                (2,840)          (15,737)          (33,363)
Cash and equivalents at beginning of period                      --              18,577            41,427
                                                       --------------    --------------    --------------
Cash and equivalents at end of period                  $        2,840    $        2,840    $        8,064
                                                       ==============    ==============    ==============


                                                         Period from
                                                         January 10,         For the Six Months Ended
                                                            1997         --------------------------------
                                                       (Inception) to        March 31,         March 31,
                                                       March 31, 2003          2003              2002
                                                       --------------    --------------    --------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

   Interest                                            $         --      $         --      $         --
                                                       ==============    ==============    ==============
   Income taxes                                        $         --      $         --      $         --
                                                       ==============    ==============    ==============
Non Cash Transactions:
   Capitalized officers' compensation                  $      100,000    $         --      $       10,000
                                                       ==============    ==============    ==============
   Issuance of common shares for Noveaux merger        $      106,525    $         --      $         --
                                                       ==============    ==============    ==============
   Issuance of common shares for license               $      735,500    $         --      $         --
                                                       ==============    ==============    ==============
   Issuance of common shares for patent fees           $    1,500,000    $         --      $         --
                                                       ==============    ==============    ==============
   Issuance of common shares for LifePlan merger       $       50,000    $         --      $         --
                                                       ==============    ==============    ==============
   Issuance of common shares for services              $    1,424,500    $         --      $         --
                                                       ==============    ==============    ==============
   Issuance of stock for note                          $      140,000    $         --      $         --
                                                       ==============    ==============    ==============
   Issuance of stock for debt and services             $      920,500    $      195,500    $         --
                                                       ==============    ==============    ==============
   Preferred B stock dividend                          $       10,000    $         --      $         --
                                                       ==============    ==============    ==============
   Issuance of stock to directors and officers         $      110,100    $       35,100    $         --
                                                       ==============    ==============    ==============
   Forgiveness of stockholder debt                     $        7,227    $         --      $         --
                                                       ==============    ==============    ==============


                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003.
(UNAUDITED)

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2002 and 2001, the Company experienced a net loss of $806,523 and $2,015,401 respectively.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS
Fixed Assets consisted of the following:

                                     March 31,     September 30,
                                       2003            2002
                                   ------------    ------------

   Furniture                       $        936    $        936
   Equipment                             47,480          47,480
                                   ------------    ------------
                                         48,416          48,416
   Less accumulated depreciation        (27,181)        (22,582)
                                   ------------    ------------
      Net                          $     21,234    $     25,834
                                   ============    ============

Depreciation expense for the six months ended March 31, 2003 and the year ended September 30, 2002, was $4,600 and $9,200 respectively

NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                   December 31,    September 30,
                                       2002            2002
                                   ------------    ------------

   Licensing Rights                $    185,000    $    185,000
   Less accumulated amortization        (61,665)        (59,957)
                                   ------------    ------------
      Net                          $    123,335    $    131,043
                                   ============    ============

Amortization expense for the three months ended December 31, 2002 and the year ended September 30, 2002, was $7,708 and $15,418 respectively.

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

                                  HIV-VAC, INC.

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

NOTE 5 - STOCKHOLDERS' EQUITY

On October 29, 2002, the Company issued 900,000 shares of common stock in aggregate each to Sheldon Cohen, Linda Fedko and Cliff Bodden as compensation for services rendered valued at $51,000. and the Company also issued 250,000 shares of common stock to Irwin Rapoport as compensation for services rendered valued at $42,500. The issuance of these shares were made in reliance upon an exemption pursuant to Section 4(2) of the Act.

On October 30, 2002, the Company issued a total of 300,000 shares of common stock each to the directors and officers of the company. The stock was issued at $0.17 per share as compensation for services rendered to the company. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 2002, the Company entered into a lease agreement for office facility expiring on April 30, 2003. Rent expense for the year ended September 30, 2002,was $18,794. The future minimum lease payments required under the lease is $8,900 for fiscal year 2003.

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

Royalty Payments under Licensing Agreement - The Company has commited to make minimum royalty payments of $80,500 per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the quarter ended March 31, 2003, the Company had not made the above payments.

Consulting Agreement - Persuant to the consulting agreement with Intracell Vaccines, the Company is commited to pay Intracell Vaccines a consulting fee of $70,000 per quarter. Intracel Vaccines has the right, due to the companies failure to make these payments, to terminate the consulting agreement.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $140,000 for each six month period ended March 31, 2003 and March 31, 2002. As of March 31, 2003 and September 30, 2002, the balance due to related party stockholders arising from the normal course of business was $279,852 and $135,999 respectively.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

       We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. As a result, research and development costs for the three months ended March 31, 2003 decreased by $15,430 from $89,219 for the three months ended March 31, 2002 to $73,789. For the three months ended March 31, 2003, expenses other than research and development decreased by $17,209 from $77,443 for the quarter ended March 31, 2002 to $60,234 for the quarter ended March 31, 2003. The reduction in expenditure was mainly due to a reduction in consulting costs. The Company received no interest income during the quarter ended March 31, 2003 compared to interest income of $43 for the quarter ended March 31, 2002. We incurred a net loss of $134,023 or $(0.014) per share based on 9,266,669 weighted average shares outstanding for the quarter ended March 31, 2002 compared to $166,619 or $(0.05) per share based on 3,488,746 weighted average shares outstanding for the quarter ended March 31, 2003. Research and development costs for the six months ended March 31, 2003 reduced by $21,005 from $168,657 for the six months ended March 31, 2002 to $ 147,652 for the six months ended March 31, 2003. The reduction of expenditure was a result of the company conserving cash. Expenses other than research and development increased by $19,115 from $132,246 for the six months ended March 31, 2002 to $151,361 for the six months ended March 31, 2003. The increase in expenditure was mainly due to first time patent fees of $18,005 that began during the first quarter March 31, 2002. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to March 31, 2003. We have relied on advances of approximately $280,000 from our principal stockholders, trade payables of approximately $248,000, proceeds of $1,196,000 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of March 31, 2003, we had approximately $2,840 of cash and cash equivalents. Operations for the six months ended March 31, 2003 have been financed through a loan from Intracell Vaccines Limited and through the utilization of $15,737 in cash on hand. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

       We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through March 31, 2004. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We plan to raise a minimum of $5 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

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

Item 3. Controls and Procedures.

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Kevin W. Murray, the Company's Chief Executive Officer and Sally Del Principe, its Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Murray and Del Principe concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

None

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

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2003.


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


Date: May 15, 2003                                /s/ Kevin W. Murray
                                                  -------------------
                                                  Kevin W. Murray
                                                  Chief Executive Officer

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


Date: May 15, 2003                                    /s/ Sally Del Principe
                                                      ----------------------
                                                      Sally Del Principe
                                                      Chief Financial Officer