Form 10KSB/A
period 2002-09-30
HIV VAC INC
filed 2003-05-23
CIK 1082576

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

         We have recently, in conjuction with Intracell Vaccines Limited, filed a patent application with the United Kingdom Patent Office for a method of inhibiting the release of HIV from an HIV-infected cell. This application covers what we believe is a novel method of vaccine preparation and use. The proposed new vaccine will operate by a different defense mechanism and will also reduce manufacturing costs. The proposed new vaccine complements the vaccine that we are currently marketing and initial studies indicate that the proposed new vaccine might offer more breadth of protection since it is not dependent on individual strains of HIV and could possibly be effective against all strains of the HIV virus.

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

Item 2. Properties.

         Our administration offices are located in Collingwood, Ontario. The office is provided as part of our consulting agreement with Intracell Vaccines Limited. We also lease approximately 600 square feet of laboratory space in Moseley, Birmingham, United Kingdom under a lease agreement that terminates in March, 2004. The laboratory space in Mosley is used for ongoing development of our proposed vaccine and quality control testing related to the testing at the Russian Federal AIDS Center. We believe that our facilities are sufficient to support our operations for at least the next six months. We do not engage in any aspects of the real estate business.

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

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through December 30, 2004. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We plan to raise a minimum of $5 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

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

                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

        AND FROM INCEPTION (JANUARY 10, 1997) THROUGH SEPTEMBER 30, 2002






                                    CONTENTS

Independent Auditors' Report                                        F-1 - F-2

Balance Sheets                                                            F-3

Statements of Operations                                                  F-4

Statements of Changes in Stockholders' Equity (Deficit)             F-5 - F-6

Statements of Cash Flows                                                  F-7

Notes to Financial Statements                                      F-9 - F-20

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
HIV-VAC, Inc

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

As discussed in Note 15 to the financial statements, the financial statements have been restated to reflect a change in accounting for the merger with Scientific LifePlan ("LifePlan") in March 2000. The restatement reflects a change in the method employed in recording the merger with LifePlan from purchase accounting to a recapitalization. Accordingly, adjustments have been made to goodwill, accumulated goodwill, additional paid-in capital, and other expenses.

/s/DiRocco & Dombrow, P.A.
December 15, 2001, except for Note 15, as to which the date is May 12, 2003


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


By: /s/ KEVIN W MURRAY            Chairman of the Board            May 23, 2003
    ----------------------        President & CEO
    Kevin Murray


By: /s/ GORDON R B SKINNER        Director                         May 23, 2003
    ----------------------
    Gordon R B Skinner


By: /s/ SALLY DEL PRINCIPE        Chief Financial Officer          May 23, 2003
    ----------------------        Director
    Sally Del Principe

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


       Date: May 23, 2003                /s/ Kevin W. Murray
                                          -------------------
                                          Kevin W. Murray
                                          President, Chief Executive Officer and
                                          Chairman of the Board

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


       Date: May 23, 2003                   /s/ Sally Del Principe
                                             ----------------------
                                             Sally Del Principe
                                             Chief Financial Officer