Form 10QSB
period 2003-06-30
HIV VAC INC
filed 2003-08-13
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING
                                  REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

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




Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are  9,406,669  shares  of  common  stock  outstanding,  10,000  shares of
preferred   series  "A"  and  300,000  shares  of  preferred  series  "B"  stock outstanding as of August 12, 2003.

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----


ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET
            JUNE 30, 2003 (UNAUDITED)                                        3

         CONDENSED  STATEMENT OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND
            NINE MONTH ENDED JUNE 30, 2003 AND 2002 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            JUNE 30, 2003 (UNAUDITED)                                        4

         CONDENSED STATEMENT OF CASH FLOWS
            NINE MONTHS ENDED JUNE 30, 2003 AND 2002 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            JUNE 30, 2003 (UNAUDITED)                                      5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)              7-12



                                      * * *


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Unaudited)
                                     ASSETS
                                                                     June 30,       September 30,
                                                                        2003             2002
                                                                   -------------    -------------
Current Assets
  Cash and equivalents                                             $       1,263    $      18,577
  Prepaid expenditure                                                     39,940           18,056
                                                                   -------------    -------------
     Total current assets                                                 41,203           36,633
                                                                   -------------    -------------

Furniture and equipment, net                                              18,934           25,834
                                                                   -------------    -------------
Other Assets
  Intangible assets, net                                                 119,481          131,043
                                                                   -------------    -------------
Total assets                                                       $     179,618    $     193,510
                                                                   =============    =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Related parties                                                     352,504          135,998
     Accounts payable                                                    234,112          319,024
                                                                   -------------    -------------
     Total Current Liabilities                                           586,616          455,022
                                                                   -------------    -------------
Stockholders' Deficit
   Preferred stock, $0.01 par value; 10,000,000 shares authorized
     Series A, non-preferential; 10,000 issued and
       outstanding                                                           100              100
       Series B, convertible, non-preferential; 1,000,000
       and 1,000.000 shares issued and outstanding, respectively          10,000           10,000
   Common stock, $0.001 par value; 500,000,000 shares
     authorized; 9,406,669 and 7,816,669 shares issued
     and outstanding, respectively                                         9,407            7,817
   Additional paid in capital                                          6,393,850        6,098,041
   Deficit accumulated during the development stage                   (6,790,163)      (6,360,434)
   Treasury stock, at cost; 1,016 common stock
   and 700,000 Preferred Stock, Series B                                  (8,767)          (8,767)
   Accumulated other comprehensive loss                                  (21,425)          (8,269)
                                                                   -------------    -------------
    Total stockholders' deficit                                         (406,998)        (261,512)
                                                                   -------------    -------------
     Total liabilities and stockholders' deficit                   $     179,618    $     193,510
                                                                   =============    =============


See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS ENDED JUNE 30, 2003 & 2002, THE NINE MONTHS ENDED
  JUNE 30, 2003 & 2002 AND FOR THE PERIOD FROM JANUARY 10, 1997 (INCEPTION) TO
                            JUNE 30, 2003 (UNAUDITED)


                                                                                                          Period from
                                                     Three         Three         Nine          Nine       January 10,
                                                    Months        Months        Months        Months         1997
                                                     Ended         Ended        ending        ending     (Inception)
                                                   June 30,      June 30,      June 30,      June 30,     to June 30,
                                                     2003          2002          2003          2002          2003
                                                  ----------    ----------    ----------    ----------    ----------
Expenses
  Research and development costs                      73,766       106,346       221,418       265,004     1,530,758
  General and administrative                          12,831        20,712        93,861       104,576       681,014
  Legal fees                                          18,000         5,000        38,000        25,000     1,485,566
  Licensing fees                                        --            --            --            --         635,500
  Patent fees                                         19,968        18,067        57,991        41,345     1,632,563
  Depreciation and amortization                        6,154         6,121        18,462        21,225        95,001
  Loss from disposal of assets                          --            --            --            --          30,195
                                                  ----------    ----------    ----------    ----------    ----------
                                                     130,719       156,246       429,732       457,150     6,090,597
                                                  ----------    ----------    ----------    ----------    ----------

    Loss from operations                            (130,719)     (156,246)     (429,732)     (457,150)   (6,090,597)
                                                  ----------    ----------    ----------    ----------    ----------

Other Income (Expense)
  Other expenses                                        --            --            --            --        (261,162)
  Interest income                                       --               6          --             362         3,774
                                                  ----------    ----------    ----------    ----------    ----------
    Total other income (expense)                        --               6          --             362      (257,388)
                                                  ----------    ----------    ----------    ----------    ----------

    Loss from continuing operations                 (130,719)     (156,240)     (429,732)     (456,788)   (6,347,985)



 Loss from Discontinued Operations                      --            --            --            --        (432,181)
                                                  ----------    ----------    ----------    ----------    ----------
Net loss                                            (130,719)     (156,240)     (429,732)     (456,788)   (6,780,166)
                                                  ==========    ==========    ==========    ==========    ==========

Loss per weighted-average share of common
  stock outstanding - basic and diluted           $    (0.01)   $    (0.04)   $    (0.05)   $    (0.13)
                                                  ==========    ==========    ==========    ==========

Weighted average number of common shares
  outstanding during period - basic and diluted    9,394,361     3,914,857     8,887,071     3,625,228
                                                  ==========    ==========    ==========    ==========



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)


                                                       Period from
                                                       January 10,        For the Nine Months Ended
                                                           1997        ------------------------------
                                                     (Inception) to       June 30,         June 30,
                                                      June 30, 2003         2003             2002
                                                      -------------    -------------    -------------
Cash Flows From Operating Activities:
  Net loss                                            $  (6,780,166)   $    (429,732)   $    (456,788)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                           95,001           18,462           21,225
     Officers' compensation capitalized                     100,000             --             20,000
     Other expenses relating to Noveaux acquisition         261,163             --               --
     Issuance of stock for services                       1,476,300           51,800           54,500
     Issuance of stock for licensing fees                   635,500             --               --
     Issuance of stock for  directors and officers
     compensation                                           110,100           50,100           15,000
     Issuance of stock for patent fees                    1,500,000             --               --
     Issuance of stock for fees and current debt            920,500          195,500             --
     Issuance of stock for note payable                     140,000             --               --
     Loss from foreign currency translation                 (21,425)         (13,156)          (1,109)
     Increase  in prepaid expenditure                       (39,940)         (21,884)         (36,123)
     (Decrease) in notes payable                           (140,000)            --               --
     Increase in current liabilities                        573,141          131,596          352,845
                                                      -------------    -------------    -------------
Net Cash Used in Operating Activities                    (1,169,826)         (17,314)         (30,450)
                                                      -------------    -------------    -------------

Cash Flow From Investing Activities:
   Purchase of patent rights                                (85,000)            --               --
   Purchase of furniture and equipment                      (48,416)            --               --
   Purchase of treasury stock                               (11,767)            --            (10,000)
   Cash acquired in acquisition                             120,272             --               --
                                                      -------------    -------------    -------------
Net Cash Used in Investing Activities                       (24,911)            --            (10,000)
                                                      -------------    -------------    -------------

Cash Flows from Financing Activities:

   Proceeds from issue of preferred stock series B           10,000             --               --
   Proceeds from issuance of common stock                   689,164             --               --
   Preferred dividends paid                                    --               --               --
   Proceeds from notes payable                              140,000             --               --



   Subscription receivable                                     --               --               --
   Proceeds from sale of treasury stock and
   warrants                                                  15,000             --               --
   Payment of stockholder's loan                               (272)            --               --
   Proceeds from additional paid in capital                 342,108             --               --
                                                      -------------    -------------    -------------
Net Cash Provided by Financing Activities                 1,196,000             --               --
                                                      -------------    -------------    -------------

Net increase (decrease) in cash                               1,263          (17,314)         (40,450)
Cash and equivalents at beginning of period                    --             18,577           41,427
                                                      -------------    -------------    -------------
Cash and equivalents at end of period                 $       1,263    $       1,263    $         977
                                                      =============    =============    =============

                                                       Period from
                                                       January 10,        For the Nine Months Ended
                                                           1997        ------------------------------
                                                     (Inception) to
                                                      June 30, 2003    June 30, 2003    June 30, 2003
                                                      -------------    -------------    -------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                           $        --      $        --      $        --
                                                      =============    =============    =============
   Income taxes                                       $        --      $        --      $        --
                                                      =============    =============    =============
Non Cash Transactions:
   Capitalized officers' compensation                 $     100,000    $        --      $      20,000
                                                      =============    =============    =============
   Issuance of common shares for Noveaux merger       $     106,525    $        --      $        --
                                                      =============    =============    =============
   Issuance of common shares for license              $     735,500    $        --      $        --
                                                      =============    =============    =============
   Issuance of common shares for patent fees          $   1,500,000    $        --      $        --
                                                      =============    =============    =============
   Issuance of common shares for LifePlan merger      $      50,000    $        --      $        --
                                                      =============    =============    =============
   Issuance of common shares for services             $   1,476,300    $      51,800    $      54,500
                                                      =============    =============    =============
   Issuance of stock for note                         $     140,000             --               --
                                                      =============    =============    =============
   Issuance of stock for debt and services            $     920,500    $     195,500             --
                                                      =============    =============    =============
   Preferred B stock dividend                         $      10,000    $        --      $        --
                                                      =============    =============    =============
   Issuance of stock to directors and officers        $     125,100    $      50,100           60,000
                                                      =============    =============    =============
   Forgiveness of stockholder debt                    $       7,227    $        --      $        --
                                                      =============    =============    =============


                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2003.
                                   (UNAUDITED)

The unaudited condensed financial statements of HIV-VAC, Inc. included herein have been prepared by HIV-VAC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of HIV-VAC's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. These financial statements should be read in conjunction with HIV-VAC's audited financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2002.

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

Intangible Assets:

Intangible assets consist of licensing rights. The licensing rights are being amortized using the straight-line method over the remaining estimated economic useful life of 12 years commencing April 1999. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized

                                  HIV-VAC, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss Per Common Share:

Basic and diluted net loss per common share for the periods ended June 2003 and 2002 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

Foreign Currency Translation:

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

Recent Accounting Announcements:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company was required to implement the SFAS No. 142 effective fiscal years beginning after December 15, 2001, and consequently does not have any impact on the current period's financial position or results of operations of the Company.

                                  HIV-VAC, INC.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The adoption did not have an effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No 148, "Accounting for Stock-Based Compensation". This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is to be implemented in the fiscal years beginning after December 15, 2003.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                      June 30,       September 30,
                                        2003              2002
                                    -------------    -------------
  Furniture                         $         936    $         936
  Equipment                                47,480           47,480
                                    -------------    -------------
                                           48,416           48,416
  Less accumulated depreciation           (29,481)         (22,582)
                                    -------------    -------------
     Net                            $      18,934    $      25,834
                                    =============    =============

Depreciation expense for the nine months ended June 30, 2003 and the year ended September 30, 2002, was $6,899 and $9,200 respectively

NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                      June 30,       September 30,
                                        2003              2002
                                    -------------    -------------
  Licensing Rights                  $     185,000    $     185,000
  Less accumulated amortization           (65,519)         (53,957)
                                    -------------    -------------
     Net                            $     119,481    $     131,043
                                    =============    =============

Amortization expense for the nine months ended June 30, 2002 and the year ended September 30, 2002, was $11,562 and $15,418 respectively.

NOTE 4 - LICENSING AGREEMENT. On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited ("Intracell") whereby the Company issued 57,500 shares of common stock, 10,000 shares of preferred stock, stock options to Intracell's stockholders to purchase at par value, 300,000 shares of the Company's common stock, conditional on the outcome of three separate events and $85,000 in cash in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK. The options have not been valued since they are subject to contingencies.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

As part of the agreement dated March 15, 1999, the Company agreed to make minimum royalty payments in advance, of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents.

     On April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its stockholders to maintain an equity position of 60% of the common shares of the Company until the Company had raised $5 million. Specifically, when the Company issued stock to others, the anti-dilution clause provides Intracell and its stockholders with the option to acquire, at par value, a like number of shares thus allowing that Intracell and its stockholders maintain their 60% interest in the Company. During the year ended September 30, 2000, the Company issued 31,235 common stock to Intracell pursuant to the anti-dilution clause. The value of the shares issued to Intracell were recognized in operations as licensing fees.

     Subsequently, on August 7, 2001, upon determining that the Company had breached the Intracell license agreement, the Company granted Intracell 3,000,000 shares of common stock at a market value of $1.5 million, the option to acquire:

     i 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin,

     ii 2,500,000 shares of common stock at $1.00 per share when Phase III human trials begin,

     iii 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government.

NOTE 5 - STOCKHOLDERS' EQUITY

On October 29, 2002, the Company issued 900,000 shares of common stock in aggregate each to Sheldon Cohen, Linda Fedko and Cliff Bodden as compensation for services rendered valued at $153,000, and the Company also issued 250,000 shares of common stock to Irwin Rapoport as compensation for services rendered valued at $42,500. The issuance of these shares were made in reliance upon an exemption pursuant to Section 4(2) of the Act.

On October 30, 2002, the Company issued a total of 300,000 shares of common stock each to the directors and officers of the Company. The stock was issued at $0.167 per share as compensation valued at $50,100 for services rendered to the Company. These shares were issued in reliance upon an exemption pursuant to
Section 4(2) of the Act.

On April 3, 2003 the Company issued 140,000 common shares to Jeffrey Rinde as compensation for legal services rendered to the Company. The shares were issued at $0.37 per share and were issued in reliance upon an exemption pursuant to
Section 4(2) of the Act.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 2003, the Company entered into a lease agreement for office facility expiring on April 30, 2004. Rent expense for the year ended September 30, 2002,was $18,794. The future minimum lease payments required under the lease is $15,840 for fiscal year 2003.

                                  HIV-VAC, INC.

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


          None of the contingencies had been met at June 30, 2003. The options expire on April 1, 2004.

          On August 7, 2001, the Company provided Intracell with three options to acquire a total of 7,500,000 shares as follows:

          1. 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin.
          2. 2,500,000 shares of common stock at $1.00 per share when Phase III human trials begin.

          3. 2,500,000 shares of common stock at $2.00 per share when the Company receives a product licence for the HIV vaccine from any recognized government.

          None of the contingencies had been met at June 30, 2003. The options expire on September 1, 2007.

     c) On September 2, 2002 the Company granted Trinity Funding an option to acquire 800,000 common shares under a debt settlement agreement. The options expire in December 2003.

     d) Warrants - On July 29, 2002, the Company issued stock warrants to acquire 3,000,000 shares of the Company's common stock at $1.50 per share. The exercise price of the warrants was reduced to $1.00 on July 28, 2003. The warrants expire in December 2003.

     e) Royalty Payments under Licensing Agreement - The Company has commited to make minimum royalty payments of $80,500 per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the the date if this report, the Company had not made any of the above payments.

     f) Consulting Agreement - Persuant to the consulting agreement with Intracell Vaccines, the Company is commited to pay Intracell Vaccines a consulting fee of $70,000 per quarter. Intracell Vaccines has the right, due to the Company's failure to make these payments, to terminate the consulting agreement.

                                  HIV-VAC, INC.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $210,000 for each of the nine month periods ended June 30, 2003 and June 30, 2002. As of June 30, 2003 and September 30, 2002, the balance due to related party stockholders arising from the normal course of business was $352,504 and $135,998, respectively.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. As a result, research and development costs for the three months ended June 30, 2003 decreased by $32,580 from $106,346 for the three months ended June 30, 2002 to $73,766.

         For the three months ended June 30, 2003 and Administrative expenditure increased by $7,053 from $49,900 for the quarter ended June 30, 2002 to $56,953 for the quarter ended June 30, 2003. The increase in expenditure was mainly due to an increase in legal costs.

         The Company received no interest income during the quarter ended June 30, 2003 compared to interest income of $6 for the quarter ended June 30, 2002.

         We incurred a net loss of $130,719 or $(0.014) per share based on 9,394,361 weighted average shares outstanding for the quarter ended June 30, 2003 compared to $156,240 or $(0.04) per share based on 3,914,857 weighted average shares outstanding for the quarter ended June 30, 2002.

         Research and development costs for the nine months ended June 30, 2003 reduced by $43,586 from $265,004 for the nine months ended June 30, 2002 to $ 221,418 for the nine months ended June 30, 2003. The reduction of expenditure was a result of the company conserving cash.

         General and Administration expenditure increased by $16,168 from $192,146 for the nine months ended June 30, 2002 to $208,314 for the nine months ended June 30, 2003. The increase in expenditure was mainly due to first time patent fees of $18,005 that began during the first quarter March 31, 2002 and an increase in legal fees.

         We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to June 30, 2003. We have relied on advances of approximately $352,504 from our principal stockholders, trade payables of approximately $234,112, proceeds of $1,196,272 from the sale of common stock, and the issue of stock for fees and/or services in the amount of $4,717,400 to support our limited operations.

         As of June 30, 2003, we had approximately $1,263 of cash and cash equivalents. Operations for the nine months ended June 30, 2003 have been financed through a loan from Intracell Vaccines Limited and through the utilization of $17,314 in cash on hand.

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

         We also plan to initiate further trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia. We intend to institute studies of the efficacy of the vaccine in non-human primates in parallel or preceding Phase I trials of the vaccine in human subjects in Moscow, Russia. We expect the regulatory approval process to take up to nine months to complete. The proposed vaccine will be manufactured in Russia, under the supervision and quality control of various parties within and without Russia, including the Federal Russia AIDS Centre in Moscow and laboratories in Birmingham and London, U.K.

         In addition, we anticipate initiating a Phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. However, we cannot initiate the pre-clinical or Phase I/II trials until such time as we have raised at least $3 million, which is the amount we anticipate we will need for these trials. Furthermore, in addition to restrictions due to lack of funding, we also need to manufacture a batch of the vaccine to initiate these trials. We cannot manufacture a batch until we have an agreement in place with a country in Africa that is prepared to work with us. It is estimated that these pre-clinical trials would take approximately fifteen months to complete once we have an agreement in place. If these trials take place, we intend to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

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

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through March 31, 2005. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We plan to raise a minimum of $5 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

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

Item 3. Controls and Procedures.

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Mr. Murray, the Company's Chief Executive Officer and Ms. Del Principe, its Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Murray and Del Principe concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 3, 2003 the Company issued 140,000 common shares to Jeffery Rinde as compensation for legal services rendered to the company. These shares were issued at $0.37 per share in reliance upon an exemption pursuant to Section 4(2) of the Act.

On July 28, 2003 the Company reduced the minimum exercise price of the options issued to Trinity Funding from $0.50 to $0.25. The reduction of the exercise price was made to bring the option price in line with the prevailing market price.

On July 28, 2003 the Company reduced the minimum exercise price of the warrants issued to Trade Bay Investments from $1.50 to $1.00. The reduction of the exercise price was made to bring the option price in line with the prevailing market price.

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August, 2003.


                                                   HIV-VAC, INC.


August 12, 2003                                    /s/ Kevin W. Murray
                                                   -----------------------------
                                                   Kevin W. Murray
                                                   President and CEO


August 12, 2003                                    /s/ Sally Del Principe
                                                   -----------------------------
                                                   Sally Del Principe
                                                   Chief Financial Officer

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


Date: August 12, 2003                                 /s/ Kevin W. Murray
                                                      -------------------
                                                      Kevin W. Murray
                                                      Chief Executive Officer

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


Date: August 12, 2003                              /s/ Sally Del Principe
                                                   ----------------------
                                                   Sally Del Principe
                                                   Chief Financial Officer