Form 10-K
period 2010-09-30
Grupo International Inc
filed 2011-08-01
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-30603

                            GRUPO INTERNATIONAL INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




            NEVADA                                          86-0876846
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)


               14 LAUREL BLVD COLLINGWOOD, ONTARIO, CANADA L9Y 5A8
                  (ADDRESS OF PRINCIPAL ADMINISTRATIVE OFFICES)

                                 (107) 446 7242
               (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                         COMMON STOCK ($.001 PAR VALUE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]     Accelerated filer         [ ]
Non-accelerated filer   [ ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was $3,650,818.

The issuer has two classes of stock with 10,430,652 common shares and 300,000 preferred "B" outstanding as of July 29, 2010.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I
  Item 1.  Business.........................................................   3
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2.  Properties.......................................................   8
  Item 3.  Legal Proceedings................................................   8
  Item 4.  (Removed and Reserved) ..........................................   8

PART II
  Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters and Issuer Purchases of Equity Securities...   8
  Item 6.  Selected Financial Data
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................   9
  Item 7A  Quantitative and Qualitative Disclosures About Market Risk.......  11
  Item 8.  Financial Statements and Supplementary Data......................  12
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................  33
  Item 9A. Controls and Procedures..........................................  33
  Item 9B. Other Information................................................  33
PART III
  Item 10. Directors, Executive Officers and Corporate Goverance............  34
  Item 11. Executive Compensation...........................................  35
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management And Related Stockholder Matters......................  35
  Item 13. Certain Relationships and Related Transactions and
            Director Independence...........................................  36
  Item 14. Principal Accounting Fees and Services...........................  36

PART IV
  Item 15. Exhibits, Financial Statement Schedules..........................  37
SIGNATURES..................................................................  38

Item 1. Business.

         We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation with Persona as the surviving corporation. We changed our name to HIV-VAC Inc, in March 2000, and on September 2, 2010 we changed our name to Grupo International Inc.

         Our business is the development and marketing of a proposed vaccine designed to combat HIV/AIDS. This proposed vaccine, which is called NFU.Ac.HIV, was developed by Dr. Gordon Skinner, our director of research, through the University of Birmingham, in the U.K. The proposed vaccine was licensed to Intracell Vaccines Limited from the University of Birmingham in November of 1998, and Intracell in turn entered into an assignment of the license agreement with us in April of 1999. In addition to his position as our Chairman and President, Kevin Murray was the managing Director of Intracell Vaccines Limited. Further, our Director of Research, Dr. Gordon Skinner was a Director of Intracell. Dr. Skinner, Kevin Murray and John Palethorpe, our Vice President, each owned 33.33% of the outstanding shares of the common stock of Intracell until 28 February 2006, at which time they each acquired one third of Intracell Vaccines Ltd's shareholding in the Company. Intracell owned 6,683,244 or 67.97% of the outstanding shares of our outstanding common stock and 10,000 or 100% of our outstanding Series A preferred stock at that time. See security ownership of Certain Beneficial Owners and Management.

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

         By 1993, the underlying concept for the vaccine had been examined for feasibility of preparation of the proposed vaccine under the guidance of Dr. Skinner. The first experimental preparation was made using a B subtype of the isolate HIV-1 or GB8 virus strain grown in a leukaemic T-lymphocyte cell line from a young male known as JM cells and was manufactured at the Centre for Applied Microbiological Research (CAMR), in Porton Down, UK. The proposed vaccine was tested for antigenic content (protein on the surface of a cell or bacterium that stimulates the production of antibody) at CAMR and for antigenic content and immunogenicity (production of an immune response) in laboratories at the Department of Infection, University of Birmingham. This work was financially supported by the Vaccine Research Trust, a Charitable Trust registered in the UK and chaired by Dr. Skinner. This led to the publication of a scientific paper entitled "Early Studies on a candidate Intracellular Subunit Vaccine NFU.AcHIV[JM] for prevention and/or modification of HIV related disease," in the Journal Intervirolgy 1994;37:259-268.

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

         Preclinical trials were undertaken at the Russian Federal AIDS center, Moscow, Russia during the period June 2000 through December 2001. The trials were undertaken in small animals. Data from the trials indicate that the vaccine appears to be safe. The vaccine was also shown to illicit an immune response in small animals.

         Our research activities since 2001 have been limited to small in-house research projects that have allowed us to maintain our ability to continue development in the future.

         We have been unable to secure funding for a phase one human trial. This trial is estimated to require $6 million to $7 million to complete and is required to demonstrate the safety of the vaccine through the vaccination of approximately 20 healthy individuals. To date, we have had very limited success in raising funds, and if we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing.

         We returned our rights to the vaccine back to the University of Birmingham in December 2007, as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents.

         We plan, subject to funding, to continue development of the vaccine, and believe, that subject to further research, that it might be possible to develop other patents, depending on the outcome of the research.

         On August 23, 2010, we entered into an irrevocable agreement for the purchase of 80% of Richard Y Lange, a Mexican corporation through the issue of 8,000,000 common shares at closing. Terms of the agreement provide that Richard Y Lange verify its assets at not less than 70,000,000 pesos (approximately $5,000,000) and that they provide audited financial statements prior to the closing of the transaction.

         Richard Y Lange is a Mexican corporation involved in contracting and construction related activities. These activities include the supply of engineering services, construction activities, the wholesale distribution of hardware product and property development. The company also owns a non-operating block plant and sand pit. The Company's plan is to operate Richard Y Lang as a separate operating division. We expect the acquisition to close in the third quarter of 2011.

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

         The HIV-1 virus is variable, in that within HIV-1 exist 3 main groups of HIV strains. According to the international AIDS charity known as AVERT, the groups are the "major" group, M; the "outlier" group, O; and the "new" group, N. Most HIV infections are part of the major or M group. Infections from the N group are rare, and O group infections occur mostly in west-central Africa. Group M has at least 9 different subtypes. The subtypes differ by slight variations in the glycoproteins, which mean that any effective vaccine will have to deal with all of these variations.

         It is estimated by AVERT, that 33 million people are currently HIV /AIDS positive, 2.6 million were infected in 2009, and 1.2 million people died of HIV infection in 2009. It is estimated that 22.5 million of infected persons are located in sub-sahara Africa. It is estimated that 1.5 million residents in North America are infected with the HIV/AIDS virus. Due to all of these factors, HIV-1 has been the principal focus of vaccine development and drug treatment.

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

         In general, the key element in the process is a demonstration by us that our proposed vaccine has meaningful efficacy at a statistically significant level, which means there must be an observed reduction in the incidence of HIV in the group receiving our proposed vaccine, compared to the control group. As noted above, the level of efficacy that we must demonstrate may vary from country to country, depending on the prevailing regulations. Our initial testing is planned to be performed in the UK and possibly Africa, there is no guarantee that the FDA will accept the results of tests completed in these other countries. If the FDA does not, this could cause substantial delays, by essentially requiring similar tests in the United States in order to satisfy FDA requirements.

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

         The proposed vaccine was previously produced at the Russian Federal AIDS Center. Although the Russian Federal AIDS Center is the most recent group who have produced the proposed vaccine, we are not completely dependent upon this group due to the fact that we feel that our proposed vaccine can be produced elsewhere for nominal set-up costs.

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

         We have completed initial pre- clinical trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia.

         We intend, subject to financing, to continue pre-clinical trials in order to establish data that will be required prior to the implementation of a PhaseI/II trial. We plan to commence a Phase I/II trial as soon as funding permits us to complete pre-clinical studies.

         The Phase I/II trials will involve three volunteer groups, running concurrently: a reactogenicity, safety and specific activity trial in a limited group of healthy volunteers; an evaluation of clinical effect and safety in a limited group of HIV-infected volunteers; and reactogenicity, safety and specific activity trial in a limited group of volunteers who have a concurrent illness or disease, but who are not in serious ill health. There is a specific process, involving various entry criteria, used to screen volunteers and determine their suitability for participation in the study. When the pool of appropriate volunteers is complete, ten volunteers in each group will receive four immunizations each of the proposed vaccine, at 30-day intervals, and each volunteer will be followed up for a period of one year, with monitoring for safety and immunological responses. Procedures exist for allowing volunteers to voluntarily withdraw from the trail process, or withdraw mandatorily, if there is a serious adverse effect. Subjects will be replaced until twenty subjects have completed the trial. The trial will likely be undertaken in the United Kingdom using the strain that is predominant in Europe. A separate trial using the same criteria will be necessary to teat the stain that dominates Africa. This trial would need to be undertaken in Africa after the UK trial.

          No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above. If the trials are successful, then we would hope to undertake a Phase I/II trial in the United States, within two years of successfully completing trials in the UK. There can be no assurance that we will be able to undertake such a trial in the United States, nor can the results of the trials in the UK or Africa be predicted.

         Ultimate Market. The proposed vaccine is directed at the prominent strain found in Russia, certain parts of Europe and the Americas, while the proposed vaccine we anticipate preparing for Africa would be directed at the strain prevalent in southern Africa and in India. The ability to custom-manufacture different proposed vaccines for different strains (see the caption above: Process of Manufacture) will enhance our ability to address the worldwide market, by allowing us to design proposed vaccines targeting different strains of the HIV virus present in different areas of the world.

         Marketing. We intend to rely on third parties for the sales and marketing of our proposed vaccine. To date, we have not entered into any marketing agreements. We intend to enter into agreements for the marketing and distribution of our proposed vaccine with partners, once we have established the effectiveness of the proposed vaccine.

         Competition. We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine. To our knowledge, most of these efforts have not produced a viable vaccine. AIDSVAX, a product produced by Vaxgen Inc, completed a phase 3 trial in both the United States and Thialand during 2003, where results showed that the candidate vaccines were ineffective. ALVAC, a vaccine produced by Adventis began a trial in Thialand in the Fall of 2003, but results where disappointing. In 2006, AIDSVAX was used in another phase III trial in combination with ALVAC. The trial recruited 16,402 young adults in Thailand, but 2007 results showed that 74 trial candidates who received a placebo became infected compared to 51 who has received the vaccine candidate. A phase II trial undertaken by Merck was halted pre-maturely in 2007 when it was determined that the vaccine was not effective. The International AIDS Initiative data base shows that by July 2010, there were 2 phase II, three Phase III and seventeen Phase I on-going trials of preventative HIV vaccine candidates.

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

         Patent Protection. We had previously acquired an assignment of license agreement with Intracell Vaccines Limited, whereby we held exclusive rights to patents owned by the University of Birmingham. For a description of our obligations to the University of Birmingham under our assignment agreement see the caption below License Agreement and Consulting Agreement. These patents expire in 2011, and as it was unlikely that the Company would be in a position to commercialize the vaccine prior to the expiration of the Patents, it was decided to return the patents to the University in 2007. We believe that it might be possible to make new patent applications on new developments as we continue our vaccine research, although we give no guarantee that this is possible.

         License Agreement and Consulting Agreement.
         ------------------------------------------

         We entered into a license assignment agreement with Intracell Vaccines Limited, by agreement dated April 6, 1999. We agreed to assume all of Intracell Vaccine's obligations under its license agreement with the University of Birmingham, and issued them 57,529 shares of our common stock, and 10,000 shares of preferred stock. We also agreed to finance the development of the proposed vaccine, and entered into an anti-dilution agreement with Intracell Vaccines, so that Intracell Vaccines and its shareholders would maintain a 60% interest in our common shares (after allowing for options), up until the time we raise $5 million [in financing]. The shareholders of Intracell Vaccines also received stock options under the license assignment agreement. These options expired on April 1, 2004 without being excercised.

         We failed to attract financing as agreed under our agreement with Intracell Vaccine Ltd, and on August 7, 2001 the Company entered into an agreement with Intracell, whereby Intracell agreed to waive its right to terminate the assignment of license agreement provided that the Company issue an additional 3,000,000 of its common shares to Intracell and 7,500,000 options to purchase shares of common stock of the Company. Such options vested in blocks of 2,500,000 upon the occurrence of certain events. The options expired on September 1, 2007 without being exercised.

         The license agreement with the University of Birmingham that we acquired by assignment from Intracell Vaccines Limited provided for the payment of an annual minimum royalty to the University of Birmingham of approximately $75,000, commencing on January 1, 2002. Royalties were also payable at a rate of between 3% and 5%.

         In addition, we, as the licensee, were responsible under the license agreement for carrying out all clinical trials of the proposed vaccine that may be required for patent and licensing purposes. We were also responsible for the maintenance of the patents. In the event we, or the University of Birmingham, made improvements to the patents, this would result in the extension of the royalty obligations for the life of the new patent. The agreement could be terminated if we failed to make the royalty payments within 60 days after notice, or if we have a receiver appointed for all or any part of our assets.

          We terminated the license agreement with the University on December 1, 2007. Under the termination agreement, the University agreed to waive all outstanding royalty payments amounting to $566,005 and the Company agreed to make a cancellation payment of approximately $39,000 when funds are available.

         We also entered into a consulting agreement with Intracell Vaccines pursuant to which Intracell Vaccines agreed to provide us with research, process science, clinical and regulatory support, primarily by making the services of certain Intracell Vaccines personnel available to us. We were also required to reimbursed Intracell Vaccines for all of its costs and expenses relating to the provision of these services. Intracell Vaccines agreed to waive all outstanding consulting fees amounting to $457,406 on December 31,2009. We ceased using Intracell's services in July 2005.

Item 1A.  Risk Factors

Not applicable to a smaller reporting company.


Item 1B.  Unresolved Staff Comments

Not applicable.


Item 2. Properties.

         Our administration offices are located in Collingwood, Ontario. The office is provided to us by Kevin Murray. We lease approximately 400 square feet of laboratory space in Moseley, Birmingham, United Kingdom under a lease agreement on a month to month basis at a rate of approximately $3,900 per annum. The laboratory space in Moseley is used for storage of vaccine and limited research that will allow us to maintain our ability to continue development of our proposed vaccine in the future. We do not engage in any aspects of the real estate business.

Item 3. Legal Proceedings.

         We are not a party or subject to any legal proceedings the outcome of which management believes would have a material adverse effect on our financial condition or results of operations.

Item 4. (Removed and Reserved)

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

    a) Market Information. Our common shares trade under the symbol "HIVV" in July 2001. Our common shares ceased trading on the OTCBB on February 19, 2004, because we were unable to maintain our full reporting status requirements for financial reasons. We continued trading on the Pink Sheets since February 20, 2004 under the symbol HIVV, until January 2011, when our symbol was changed to GRPI. We are unable to retrieve historical data on the trading price of our common stock between 2007 and 2010, but believe that the stock traded in the range of $0.01 and $0.38.

    b) Holders As of September 30, 2010, there were 328 holders of record based on the records of our transfer agent. This number does not include beneficial owners of our common shares, of which we believe there are a substantial number whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

    c) Dividends. We have never paid dividends on our common shares and do not intend to pay dividends on our common shares in the foreseeable future. Our board of directors intends to retain any future earnings to provide funds for the operation and expansion of our business. Any decision as to the future payments of dividends will depend on our results of operations and financial position and such other factors as our board of directors, in its discretion, deems relevant.

    d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the Company under equity compensation plans.

    e)  Performance graph. Not applicable.

    f)  Recent Sales of Unregistered Securities

On 27 May 2010, the Company issued 350,000 common shares for consulting services. The shares were issued in reliance upon an exemption pursuant to
Section 4(2) of the Act

On August 19, 2010, the company issued 250,000 common shares for consulting services. The shares were issued in reliance upon an exemption pursuant to
Section 4(2) of the Act

The Company accepted the return of 10,000 preferred "A" stock on September 30,2010.

Item 5(b) Use of Proceeds.

Not applicable.

Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

Item 6.  Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management's Discussion And Analysis Financial Condition and Results of Operationa.

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

Summary of Critical Accounting Policies

The following accounting policies are considered critical by our management.

Use of estimates:

These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates under different and/or future circumstances..

Impairment of long-lived assets:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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

Stock-Based Compensation

We record stock based compensation in accordance with FASB ASC 718, Stock Compensation. ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Recent Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

Our Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have limited vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and updating our research. As a result, for the fiscal year ended September 30, 2010 and the period from January 10, 1997 (date of inception) to September 30, 2010 we incurred approximately $22,111, and $1,836,460 in research and development costs and $32,998 and $850,018 in general and administrative expenses, respectively. We incurred a loss of $55,571 or $(.01) per share based on 9,980,242 weighted average shares outstanding for the fiscal year ended September 30, 2010 compared to a loss of approximately $7,251,147 or $(.97) per share based on 7,462,073 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2010.

We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2010 Through September 30, 2010 we have relied on advances of approximately $543,525 from our principal stockholders and related parties, trade payables of approximately $555,612, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,694,900 to support our limited operations. As of September 30, 2010, we had approximately $751 of cash and cash equivalents. We seek additional equity or debt financing of up to $7 million which we plan to use for HIV-VAC and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to terminate our operations and liquidate our business (see Note 1 to financial statements).

Our business plan for the next year, is dependent on raising sufficient funding to implement a Phase I/II trial in the United Kingdom through a Clinical Trial Authorisatio (CTA) application with the Medicines and Healthcare Products Regulatory Agenct (MHRA) We plan to apply for a CTA using the Clade B strain of the virus. The manufacture of the vaccine will be contracted out to a manufacturer located in either the UK or the USA.

We also plan, subject to financing, to initiate further trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia. using in non-human primates in parallel or preceding Phase I trials. We expect the regulatory approval process to take up to twelve months to complete. The proposed primate vaccine will be manufactured in Russia or the UK, under the supervision and quality control of various parties, including independent laboratories in London and our laboratory in Birmingham..

In addition, we anticipate, subject to financing set forth above, to initiate a Phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. However, we cannot initiate the pre-clinical or Phase I/II trials until such time as we have raised at least $7 million, which is the amount we anticipate we will need for these trials. Furthermore, in addition to restrictions due to lack of funding, we also need to manufacture a batch of the vaccine to initiate these trials. We cannot manufacture a batch until we have an agreement in place with a country in Africa that is prepared to work with us. It is estimated that these pre-clinical trials would take approximately twelve months to complete once we have an agreement in place. If these trials take place, we intend to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above. There can be no assurance that the results of the trials in Russia and/or Africa and the UK can be predicted to be positive.

We estimate that we will require approximately $7 million to conduct our vaccine development activities through to a phase I trial.. This amount would be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $7 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. To date, we have had very limited success in raising funds, and if we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program.. Amounts owed to these individuals are payable upon demand.

If we proceeded with our vaccine development, we would need to purchase approximately $500,000 in equipment to be used for research and expanding testing laboratories. In addition, we would expect to hire an additional fifteen employees for both research and administrative support over the duration of the trials.

We are anticipating that the sources of funds for the intended clinical trials will be the proceeds that we receive from the conversion of the Series B preferred stock and the issue of common stock either through a registration statement or under an exemption. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. The Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements. We are also looking at obtaining government or charitable grants to assist us in our funding.

On August 23, 2010, we entered into an irrevocable agreement for the purchase of 80% of Richard Y Lange, a Mexican corporation through the issue of 8,000,000 common shares at closing. Terms of the agreement provide that Richard Y Lange verify its assets at not less than 70,000,000 pesos (approximately $5,000,000) and that they provide audited financial statements prior to the closing of the transaction. We expect the transaction to close in the third quarter of 2011.

Richard Y Lange is a Mexican corporation involved in contracting and construction related activities. These activities include the supply of engineering services, construction activities, the wholesale distribution of hardware product and property development. The company also owns a non-operating block plant and sand pit. The Company's plan is to operate Richard Y Lang as a separate operating division. We expect the acquisition to close in the third quarter of 2011. Richard Y Lange will require approximately $1M in additional working capital over the next 12 months. We expect to raise these funds through bank financing.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

                            GRUPO INTERNATIONAL, INC.
                            (FORMERLY HIV-VAC, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
                      AND FROM INCEPTION (JANUARY 10, 1997)
                           THROUGH SEPTEMBER 30, 2010



                                    CONTENTS

Report of Independent Registered Public Accounting Firm                       13

Balance Sheets                                                                14

Statements of Operations and Comprehensive Loss                               15

Statements of Stockholders' Equity (Deficit)                             16 - 19

Statements of Cash Flows                                                 20 - 21

Notes to Financial Statements                                            22 - 32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
GRUPO INTERNATIONAL, INC.


         We have audited the accompanying balance sheets of GRUPO INTERNATIONAL, INC. (the "Company") as at September 30, 2010 and 2009, and the statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2010, and cumulative from inception (January 10, 1997) through to September 30, 2010, except as explained as follows: we did not audit the cumulative date from January 10, 1997 to September 30, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through September 30, 2001, is based solely on the report of other auditors. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grupo International, Inc. as at September 30, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States.


                                                      /s/ SF Partnership, LLP

Toronto, Canada                                        CHARTERED ACCOUNTANTS
July 6, 2011

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Balance Sheets
September 30, 2010 and 2009


                                                         2010           2009
                                                     -----------    -----------
                                     ASSETS
Current
    Cash                                             $       751    $       847
    Prepaid and sundry assets                              1,500           --
                                                     -----------    -----------
Total Current Assets                                       2,251            847
Furniture and Equipment, Net (Note 3)                      3,274          3,746
                                                     -----------    -----------

Total Assets                                         $     5,525    $     4,593
                                                     ===========    ===========


                                 LIABILITIES AND
                              STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                                 $    89,268    $    87,356
    Accrued liabilities                                  262,971        222,971
    Advances from related parties (Note 4)                86,119        540,129
                                                     -----------    -----------

Total Liabilities                                        438,358        850,456
                                                     -----------    -----------

Stockholders' Deficit

    Preferred stock, $0.01 par value;
     10,000,000 shares authorized
     Series A, non-preferential; 0 shares
     issued and outstanding (2009 - 10,000)                 --              100
    Series B, convertible, non-preferential;
     300,000 shares issued and outstanding                 3,000          3,000

    Common stock, $0.001 par value;
     500,000,000 shares authorized
     10,430,652 shares issued and
     outstanding (2009 - 9,830,652)                       10,431          9,831

    Additional paid in capital                         6,901,066      6,434,160

    Deficit accumulated during the
     development stage                                (7,261,147)    (7,205,576)

    Accumulated other comprehensive loss                 (86,183)       (87,378)
                                                     -----------    -----------

Total Stockholders' Deficit                             (432,833)      (845,863)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $     5,525    $     4,593
                                                     ===========    ===========

Commitments and Contingencies (Note 6)



  (The accompanying notes are an integral part of these financial statements.)


GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
Years Ended September 30, 2010 and 2009 and for the Period from January 10, 1997 (Inception) to September 30, 2009

                                                                                Cumulative
                                                                                      from
                                                                               January 10,
                                                                                      1997
                                                                            (Inception) to
                                                                             September 30,
                                                  2010           2009                 2010
                                              -----------    -----------    --------------
Expenses
    General and administrative                $    32,988    $    21,728    $      850,018
    Research and development costs                 22,111         21,079         1,836,460
    Depreciation and amortization                     472            543           176,180
    Royalty fees                                     --             --           2,045,239
    Legal fees                                       --             --           1,500,028
    Licensing fees                                   --             --             635,500
    Write down of intangible assets                  --             --              53,963
    Loss from disposal of assets                     --             --              30,195
                                              -----------    -----------    --------------

                                                   55,571         43,350         7,127,583
                                              -----------    -----------    --------------

Loss from Operations                              (55,571)       (43,350)       (7,127,583)
                                              -----------    -----------    --------------
Other Income (Expense)
    Other expenses                                   --             --            (261,162)
    Other income                                     --             --             569,779
                                              -----------    -----------    --------------

Total Other Income                                   --             --             308,617
                                              -----------    -----------    --------------

Loss from Continuing  Operations                  (55,571)       (43,350)       (6,818,966)

Loss from Discontinued Operations                    --             --            (432,181)
                                              -----------    -----------    --------------

Net Loss                                          (55,571)       (43,350)       (7,251,147)

    Foreign currency translation adjustment         1,195          8,679           (86,183)
                                              -----------    -----------    --------------

Comprehensive Loss                            $   (54,376)   $   (34,671)   $   (7,337,330)
                                              ===========    ===========    ==============
Weighted average number of shares
 outstanding - basic and diluted                9,980,242      9,830,652
                                              ===========    ===========
Loss per weighted average number of
 shares outstanding - basic and diluted       $     (0.01)   $      --
                                              ===========    ===========


  (The accompanying notes are an integral part of these financial statements.)


GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2010


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Issuance of shares
 to founders                     --    $     --            --    $        --          1,016  $           1
Net loss                         --          --            --             --           --             --
Merger with
 Nouveaux Corporation            --          --            --             --            781              1
Additional investment
 by stockholders                 --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 1998              --          --            --             --          1,797              2
                             --------  ----------  ------------  -------------  -----------  -------------

Net loss                         --          --            --             --           --             --
Issuance of common
 stock under
 504 offering                    --          --            --             --        200,103            200
Issuance of common
 stock under
 504 offering                    --          --            --             --         92,463             92
Officers' compensation
 capitalized                     --          --            --             --           --             --
Issuance of common
 and series A
 preferred stock for
 license agreement             10,000         100          --             --         57,529             57
Purchase of
 treasury stock                  --          --            --             --           --             --
Issuance of common stock         --          --            --             --            400              1
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 1999            10,000         100          --             --        352,292            352
                             --------  ----------  ------------  -------------  -----------  -------------

Net loss                         --          --            --             --           --             --
Other comprehensive
 loss                            --          --            --             --           --             --
Shares issued -
 acquisition of Lifeplan         --          --            --             --          1,001              1
Forgiveness of
 stockholder debt                --          --            --             --           --             --
Issuance of common stock         --          --            --             --          4,548              4
Shares issued
 for license                     --          --            --             --         31,252             31
Issuance of common stock         --          --            --             --            733              1
Shares issued
 for services                    --          --            --             --         60,031             60
Issuance of common stock         --          --            --             --          4,600              5
Subscription received            --          --            --             --           --             --
Issuance of common stock         --          --            --             --          4,600              5
Issuance of common stock         --          --            --             --          6,352              6
Officers' compensation
 capitalized                     --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2000            10,000  $      100          --    $        --        465,409  $         465
                             ========  ==========  ============  =============  ===========  =============

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Issuance of shares
 to founders                 $   --    $      507  $       --    $        --    $      --    $         508
Net loss                         --          --            --             --       (432,181)      (432,181)
Merger with
 Nouveaux Corporation            --       350,458          --             --       (243,934)       106,525
Additional investment
 by stockholders                 --       342,108          --             --           --          342,108
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 1998              --       693,073          --             --       (676,115)        16,960
                             --------  ----------  ------------  -------------  -----------  -------------

Net loss                         --          --            --             --       (212,460)      (212,460)
Issuance of common
 stock under
 504 offering                    --        99,800          --             --           --          100,000
Issuance of common
 stock under
 504 offering                    --       139,908      (140,000)          --           --             --
Officers' compensation
 capitalized                     --        15,000          --             --           --           15,000
Issuance of common
 and series A
 preferred stock for
 license agreement               --        99,843          --             --           --          100,000
Purchase of
 treasury stock                (1,767)       --            --             --           --           (1,767)
Issuance of common stock         --         5,040          --             --           --            5,041
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 1999            (1,767)  1,052,664      (140,000)          --       (888,575)        22,774
                             --------  ----------  ------------  -------------  -----------  -------------

Net loss                         --          --            --             --     (2,622,708)    (2,622,708)
Other comprehensive
 loss                            --          --            --           (9,240)        --           (9,240)
Shares issued -
 acquisition of Lifeplan         --         9,999          --             --        (17,227)        (7,227)
Forgiveness of
 stockholder debt                --         7,227          --             --           --            7,227
Issuance of common stock         --        99,986          --             --           --           99,990
Shares issued
 for license                     --       635,469          --             --           --          635,500
Issuance of common stock         --        23,654          --             --           --           23,655
Shares issued
 for services                    --     1,349,940          --             --           --        1,350,000
Issuance of common stock         --        99,985          --             --           --           99,990
Subscription received            --          --         140,000           --           --          140,000
Issuance of common stock         --        99,985          --             --           --           99,990
Issuance of common stock         --        99,984          --             --           --           99,990
Officers' compensation
 capitalized                     --        25,000          --             --           --           25,000
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2000          $ (1,767) $3,503,893  $       --    $      (9,240) $(3,528,510) $     (35,059)
                             ========  ==========  ============  =============  ===========  =============


  (The accompanying notes are an integral part of these financial statements.)


GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2010
(Continued)


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2000          10,000  $      100          --    $        --        465,409  $         465
Net loss                         --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
Shares issued
 for services                    --          --            --             --          5,003              5
Issuance of common
 for license                     --          --            --             --      3,000,000          3,000
Issuance of series
 B preferred stock               --          --    1   ,000,000         10,000         --             --
Officers' compensation
 capitalized                     --          --            --             --           --             --
Dividends - preferred
 B stock                         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2001            10,000  $      100  1   ,000,000  $      10,000    3,470,412  $       3,470
                             ========  ==========  ============  =============  ===========  =============

Net loss                         --    $     --            --    $        --           --    $        --
Other comprehensive
 loss                            --          --            --             --           --             --
Purchase of
 Treasury Stock                  --          --            --             --           --             --
Officers compensation
 capitalized                     --          --            --             --           --             --
Shares issued
 for services                    --          --            --             --        150,000            150
Shares issued
 for services                    --          --            --             --        200,000            200
Shares issued to
 directors and officers          --          --            --             --        300,000            300
Sale of treasury stock           --          --            --             --           --             --
Shares issued to
 officer for cash                --          --            --             --        100,000            100
Shares issued for debt           --          --            --             --      2,272,727          2,273
Shares issued for debt           --          --            --             --      1,323,529          1,324
Convert Note
 for Options                     --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2002            10,000  $      100  1   ,000,000  $      10,000    7,816,668  $       7,817
                             ========  ==========  ============  =============  ===========  =============

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2000        $ (1,767) $3,503,893  $       --    $      (9,240) $(3,528,510) $     (35,059)
Net loss                         --          --            --             --     (2,015,401)    (2,015,401)
Other comprehensive loss         --          --            --            2,030         --            2,030
Shares issued
 for services                    --        19,995          --             --           --           20,000
Issuance of common
 for license                     --     1,497,000          --             --           --        1,500,000
Issuance of series
 B preferred stock               --        10,000          --             --           --           20,000
Officers' compensation
 capitalized                     --        40,000          --             --           --           40,000
Dividends - preferred
 B stock                         --          --            --             --        (10,000)       (10,000)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2001          $ (1,767) $5,070,888  $       --    $      (7,210) $(5,553,911) $    (478,430)
                             ========  ==========  ============  =============  ===========  =============

Net loss                     $   --    $     --    $       --    $        --    $  (806,523) $    (806,523)
Other comprehensive
 loss                            --          --            --           (1,059)        --           (1,059)
Purchase of
 Treasury Stock               (10,000)       --            --             --           --          (10,000)
Officers compensation
 capitalized                     --        20,000          --             --           --           20,000
Shares issued
 for services                    --        22,350          --             --           --           22,500
Shares issued
 for services                    --        31,800          --             --           --           32,000
Shares issued to
 directors and officers          --        59,700          --             --           --           60,000
Sale of treasury stock          3,000      12,000          --             --           --           15,000
Shares issued to
 officer for cash                --        19,900          --             --           --           20,000
Shares issued for debt           --       497,727          --             --           --          500,000
Shares issued for debt           --       223,676          --             --           --          225,000
Convert Note
 for Options                     --       140,000          --             --           --          140,000
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2002          $ (8,767) $6,098,041  $       --    $      (8,269) $(6,360,434) $    (261,512)
                             ========  ==========  ============  =============  ===========  =============



  (The accompanying notes are an integral part of these financial statements.)


GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2010
(Continued)


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
   - September 30, 2002        10,000  $      100  1   ,000,000  $      10,000    7,816,668  $       7,817
Shares issued for to
 directors and officers          --          --            --             --        300,000            300
Shares issued for debt           --          --            --             --      1,290,000          1,290
Net loss                         --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2003            10,000  $      100  1   ,000,000  $      10,000    9,406,668  $       9,407
                             ========  ==========  ============  =============  ===========  =============

Net loss                         --    $     --            --    $        --           --    $        --
Other comprehensive loss         --          --            --             --           --             --
Shares issued for services       --          --            --             --        425,000            425
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2004            10,000  $      100  1   ,000,000  $      10,000    9,831,668  $       9,832
                             ========  ==========  ============  =============  ===========  =============
Cancellation of
 treasury stock                  --    $     --        (700,000) $      (7,000)      (1,016) $          (1)
Net loss                         --          --            --             --           --             --
Other comprehensive income       --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2005            10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============

Net loss                         --    $     --            --    $        --           --    $        --
Other comprehensive loss         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2006            10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============

Net loss                         --    $     --            --    $        --           --    $        --
Other comprehensive loss         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2007            10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============

Net Income                       --    $     --            --    $        --           --    $        --
Other comprehensive
 Income                          --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2008            10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
   - September 30, 2002      $ (8,767) $6,098,041  $       --    $      (8,269) $(6,360,434) $    (261,512)
Shares issued for to
 directors and officers          --        49,800          --             --           --           50,100
Shares issued for debt           --       246,010          --             --           --          247,300
Net loss                         --          --            --             --       (510,450)      (510,450)
Other comprehensive loss         --          --            --          (15,222)        --          (15,222)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2003          $ (8,767) $6,393,851  $       --    $     (23,491) $(6,870,884) $    (489,784)
                             ========  ==========  ============  =============  ===========  =============

Net loss                     $   --    $     --    $       --    $        --    $  (282,180) $    (282,180)
Other comprehensive loss         --          --            --          (17,408)        --          (17,408)
Shares issued for services       --        42,075          --             --           --           42,500
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2004          $ (8,767) $6,435,926  $       --    $     (40,899) $(7,153,064) $    (746,872)
                             ========  ==========  ============  =============  ===========  =============
Cancellation of
 treasury stock              $  8,767  $   (1,766) $       --    $        --    $      --    $        --
Net loss                         --          --            --             --       (157,621)      (157,621)
Other comprehensive income       --          --            --           14,714         --           14,714
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2005          $   --    $6,434,160  $       --    $     (26,185) $(7,310,685) $    (889,779)
                             ========  ==========  ============  =============  ===========  =============

Net loss                     $   --    $     --    $       --    $        --    $  (143,476) $    (143,476)
Other comprehensive loss         --          --            --          (32,082)        --          (32,082)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2006          $   --    $6,434,160  $       --    $     (58,267) $(7,454,161) $  (1,065,337)
                             ========  ==========  ============  =============  ===========  =============

Net loss                     $   --    $     --    $       --    $        --    $  (153,870) $    (153,870)
Other comprehensive loss         --          --            --          (49,069)        --          (49,069)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2007          $   --    $6,434,160  $       --    $    (107,336) $(7,608,031) $  (1,268,276)
                             ========  ==========  ============  =============  ===========  =============

Net Income                   $   --    $     --    $       --    $        --    $   445,805  $     445,805
Other comprehensive
 Income                          --          --            --           11,279         --           11,279
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2008          $   --    $6,434,160  $       --    $     (96,057) $(7,162,226) $    (811,192)
                             ========  ==========  ============  =============  ===========  =============



  (The accompanying notes are an integral part of these financial statements.)


GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2010
(Continued)


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2008          10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
Net loss                         --          --            --             --           --             --
Other comprehensive income       --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2009            10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============

Net loss                         --    $     --            --    $        --           --    $        --
Other comprehensive
 income                          --          --            --             --           --             --
Shares issued
 for services                    --          --            --             --        600,000            600
Return of series A
 pref stock                   (10,000)       (100)         --             --           --             --
Gain on forgiveness
 of Intracell Vaccines
 Limited debt                    --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2010              --    $     --         300,000  $       3,000   10,430,652  $      10,431
                             ========  ==========  ============  =============  ===========  =============

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2008        $   --    $6,434,160  $       --    $     (96,057) $(7,162,226) $    (811,192)
Net loss                         --          --            --             --        (43,350)       (43,350)
Other comprehensive income       --          --            --            8,679         --            8,679
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2009          $   --    $6,434,160  $       --    $     (87,378) $(7,205,576) $    (845,863)
                             ========  ==========  ============  =============  ===========  =============

Net loss                     $   --    $     --    $       --    $        --    $   (55,571) $     (55,571)
Other comprehensive
 income                          --          --            --            1,195         --            1,195
Shares issued
 for services                    --         9,400          --             --           --           10,000
Return of series A
 pref stock                      --           100          --             --           --             --
Gain on forgiveness
 of Intracell Vaccines
 Limited debt                    --       457,406          --             --           --          457,406
                             --------  ----------  ------------  -------------  -----------  -------------
Balance -
 September 30, 2010          $   --    $6,901,066  $       --    $     (86,183) $(7,261,147) $    (432,833)
                             ========  ==========  ============  =============  ===========  =============



  (The accompanying notes are an integral part of these financial statements.)


GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2010 and 2009 and for the Period
from January 10, 1997 (Inception) to September 30, 2010
                                                                                     Cumulative
                                                                                           from
                                                                                    January 10,
                                                                                           1997
                                                                                 (Inception) to
                                                                                  September 30,
                                                          2010            2009           2010
                                                    -----------    -----------    -------------
Cash Flows from Operating Activities
    Net loss                                        $   (55,571)   $   (43,350)   $  (7,251,147)
    Adjustments to reconcile net loss to
       net cash used in operating activities
       Amortization and depreciation                        472            543          176,180
       Officers' compensation capitalized                  --             --            100,000
       Other expenses relating to Noveaux
        and Lifeplan acquisition                           --             --            261,163
       Issuance of stock for licensing fees                --             --          2,135,500
       Issuance of stock to directors and
        officers' compensation                             --             --            110,100
       Issuance of option for
        note payable, current                              --             --            140,000
       Issuance of stock for services                    10,000           --          2,449,300
       Gain on forgiveness of debt                         --             --           (566,005)
       Decrease in notes payable                           --             --           (140,000)
       Increase in prepaid expenses                      (1,500)          --             (1,500)
       Increase in accounts payable                       3,107          3,527          555,612
       Increase in accrued liabilities                   40,000         38,000          262,971
       Write off  of intangible asset                      --             --             53,963
                                                    -----------    -----------    -------------

Net Cash Used in Operating Activities                    (3,492)        (1,280)      (1,713,863)
                                                    -----------    -----------    -------------

Cash Flows from Investing Activities
    Purchase of license rights                             --             --            (85,000)
    Purchase of furniture and equipment                    --             --            (48,416)
    Cash acquired in acquisition                           --             --            120,272
                                                    -----------    -----------    -------------

Net Cash Used in Investing Activities                      --             --            (13,144)
                                                    -----------    -----------    -------------

Cash Flows from Financing Activities
    Proceeds from issue of
     preferred stock series B                              --             --             10,000
    Proceeds from issuance of common stock                 --             --            689,164
    Purchase of treasury stock                             --             --            (11,767)
    Proceeds from notes payable                            --             --            140,000
    Proceeds from sale of treasury
     stock and warrants                                    --             --             15,000
    Proceeds from advances
     from related parties                                 3,396          1,230          543,525
    Payment of stockholder's loan                          --             --               (272)
    Proceeds from additional paid in capital               --             --            342,108
                                                    -----------    -----------    -------------

Net Cash Provided by Financing Activities                 3,396          1,230        1,727,758
                                                    -----------    -----------    -------------

Net (Decrease) Increase in Cash                             (96)           (50)             751
Cash - Beginning of Year                                    847            897             --
                                                    -----------    -----------    -------------

Cash - End of Year                                  $       751    $       847    $         751
                                                    ===========    ===========    =============


  (The accompanying notes are an integral part of these financial statements.)


GRUPO INTERNATIONAL, INC
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Statements of Cash Flows (Continued)
Years Ended September 30, 2010 and 2009 and for the Period from January 10, 1997 (Inception) to September 30, 2010



Supplemental Disclosure of Cash Flow Information

Non Cash Transactions:
    Issuance of common shares for Noveaux merger    $      --      $      --      $     106,525
                                                    ===========    ===========    =============

    Issuance of common shares for Lifeplan merger   $      --      $      --      $      50,000
                                                    ===========    ===========    =============

    Preferred B stock dividend                      $      --      $      --      $      10,000
                                                    ===========    ===========    =============

    Forgiveness of stockholder debt                 $      --      $      --      $       7,227
                                                    ===========    ===========    =============

    Cancellation of Treasury Stock                  $      --      $      --      $      (8,767)
                                                    ===========    ===========    =============

    Gain on forgiveness of
     Intracell Vacinnes Limited debt                $  (457,406)   $      --      $    (457,406)
                                                    ===========    ===========    =============





  (The accompanying notes are an integral part of these financial statements.)

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009



1.    Operations and Going Concern

      Operations

      Grupo International, Inc. (the "Company"), formerly known as Personna Records, Inc.and HIV-VAC, Inc., was incorporated on January 10, 1997 in the State of Nevada. Personna Records formerly known as Sonic Records, Inc. was engaged in the production and distribution of musical records. In April 1998, Personna became the surviving corporation after a merger with Nouveaux Corporation. In March 2000, HIV-VAC, Inc. became the surviving corporation after a merger with Life Plan.

      The Company is currently engaged in the research and development of a vaccine to combat the Human Immunodeficiency Virus ("HIV"). The Company's headquarters are located in Ontario, Canada and the research facility is located in Birmingham, United Kingdom.

      Going Concern

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended September 30, 2010 and 2009, the Company experienced net loss of $55,571 and $43,350 respectively.

      The Company was forgiven the entire $457,406 amount owed to Intracell Vaccines Limited ("Intracell"), a related party, during 2010 (See Note 4 &
      Note 8). The gain on the debt forgiveness has been reflected within Stockholders' Deficit.

      The licencing agreement was cancelled during the fiscal 2008. This resulted in the Company recording a reversal of prior year patent expense, which was forgiven, and has left the Company with an outstanding obligation of $39,353, payable when the Company receives funding.

      The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its vaccine, and attaining profitable operations.

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

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


2.    Summary of Significant Accounting Policies

      Basis of Presentation

      The Company's financial statements have been prepared following generally accepted accounting principles in the United States ("U.S. GAAP"), which are expressed in United States funds.

      a)    Use of Estimates

            The preparation of the Company's financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Significant areas requiring the use of estimates relate to the estimated useful lives of furniture and equipment. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period which they become available.

      b)    Furniture and Equipment

            Furniture and equipment are stated at cost. Major renewals and betterments are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets using accelerated methods.

            Useful lives for furniture and equipment are as follows:

                 Office equipment        15%         Declining balance
                 Furniture               10%         Declining balance

            The cost and accumulated depreciation for furniture and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and any resulting gains or losses are reflected in income.

      c)    Long-lived Assets

            The Company reviews its long lived assets for impairment whenever events or circumstances indicate that the related carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. As described in Note 2, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


2.    Summary of Significant Accounting Policies (cont'd)

      d)    Financial Instruments

            All the Company's financial instruments are initially recorded at their fair value. The Company classifies all financial instruments as held-for-trading or other financial liabilities. Financial liabilities are measured at amortized cost. Instruments classified as held for trading are measured at fair value.

            The Company has designated its cash as held for trading. Accounts payable, accrued liabilities, and advances from related parties are classified as other liabilities.

      e)    Income Tax

            Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the asset and liabilities that will result in taxable deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

      f)    Translation of Foreign Currency

            The activity of the Company's foreign offices are translated in accordance with ASC Topic 830, "Foreign Currency Matters", which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Unrealized gains and losses from foreign currency translations are included in other comprehensive income for the period.

      g)    Loss Per Share

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

      h)    Comprehensive loss

            The Company accounts for comprehensive loss in accordance with ASC 220, "Comprehensive Income", which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the statements of shareholders' equity, and consists of net loss and foreign currency translation adjustment.

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


2.    Summary of Significant Accounting Policies (cont'd)

      i)    Stock Based Compensation

            The Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the goods or services received, whichever is more reliably measurable. The services are expensed in the periods that the services are rendered.

      j)    Segment Reporting

            ASC Topic 280 "Segment Reporting" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve one reportable segment.

      k)    Recent Accounting Pronouncements

            In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06 ("ASU 2010-06"), "Improving Disclosures about Fair Value Measurements". The standard amends Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures" to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-06 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard will no have an impact on the Company.

            In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock
            Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," ("ASU 2010-13"). This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity's equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2010-13.

            The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


3.    Furniture and Equipment, Net

                                                  2010                     2009
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      Furniture and equipment  $  48,416  $     45,142  $  48,416  $     44,670
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $      3,274             $      3,746
                                          ------------             ------------



      Depreciation expenses for the years ended September 30, 2010 and 2009 were $472 and $543, respectively.


4.    Advances from Related Parties

                                                             2010          2009
                                                     ------------  ------------

      Intracell Vacinnes Limited ("Intracell")       $       --    $    457,406
      Directors and officers of the Company                86,119        82,723
                                                     ------------  ------------

                                                     $     86,119  $    540,129
                                                     ============  ============


      Intracell is a related party to the Company by virtue of the Company's controlling shareholders owning Intracell. The entire balance has been forgiven by Intracell during 2010 (See Note 8).

      These advances are non-interest bearing, unsecured and have no specified terms for repayment.

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


5.    Stockholders' Equity (Deficit)

      Common and preferred stock were issued as follows:

      a) Sale of common stock - In April 1998, the Company issued 1,016 shares of common stock to the Company's founders for cash of $508.

      b) In April 1998, the Company issued 781 shares of common stock to acquire 100 percent of the issued and outstanding shares of Nouveaux Corporation.

      c) During the year ended September 30, 1998, stockholders contributed $342,108 in additional paid in capital.

      d) On February 10, 1999, the Company issued 200,103 shares of common stock for an aggregate amount of $100,000 under the Securities Act of 1993, as amended Under Regulation D, Rule 504.

      e) On February 23, 1999, the Company declared a 1:50 reverse split of the Company's common stock, effective March 8, 1999.

      f) On March 15, 1999, the Company issued 92,463 shares of common stock for a subscription receivable with an aggregate amount of $140,000 under the Securities Act of 1993, as amended Under Regulation D, Rule 504. The Company accepted a note receivable in lieu of payment. The note was paid in 2000.

      g) On April 6, 1999, the Company issued 57,529 shares of common stock and 10,000 shares of preferred stock, Series A, for an aggregate amount of $99,900 and $100 respectively, in exchange for the exclusive right to the worldwide license for the development and distribution of a HIV vaccine to combat aids. Each share of preferred stock has 3,000 votes per common share at any meeting of the stockholders where votes are submitted.

      h)    On April 6, 1999, the Company purchased treasury stock for $1,767.

      i) On September 27, 1999, 400 shares of common stock were issued for an aggregate amount of $5,041.

      j) On March 8, 2000, the Company issued 1,001 shares of common stock for the merger of Scientific Life Plan ("Lifeplan")

      k) On May 26, 2000, the Company issued 4,548 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 6,835 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement.

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


5.    Stockholders' Equity (Deficit) (cont'd)

      l) On June 29, 2000 the Company issued 733 shares of common stock for an aggregate amount of $23,655. Concurrently, the Company also issued 1,100 shares of common stock with an aggregate value of $35,500 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement.

      m) On June 29, 2000, the Company issued 30,000 shares of common stock for an aggregate amount of $675,000 in legal services.

      n) On July 5, 2000 the Company issued 4,600 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 6,896 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement.

      o) On July 24, 2000, The Company issued 30,031 shares of common stock for an aggregate amount $675,000 in legal services.

      p) On July 27, 2000 the Company issued 4,600 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 6,896 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement.

      q) On August 21, 2000, the Company issued 6,352 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 9,525 shares of common stock with an aggregate value of $150,000 to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License Agreement.

      r) On May 16, 2001, the Company issued 5,003 shares of common stock for an aggregate amount of $20,000 for consulting services.

      s) On July 6, 2001 the Company declared a 1:100 reverse split of the Company's common stock, effective March 22, 2001.

      t) On August 7, 2001, the Company amended its license agreement with Intracell. The amendment called for Intracell to waive its right to terminate the agreement due to the Company's failure to raise $1,500,000 pursuant to Section 9.1(b) of the agreement dated April 6, 1999 in exchange for the following:

            i)    3,000,000 shares of common stock, and

            ii) options to acquire 7,500,000 shares of the Company's common stock.

            The 3,000,000 shares were valued at the closing price on August 7, 2001 of $0.50 per share.

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


5.    Stockholders' Equity (Deficit) (cont'd)

      u) On August 10, 2001, the Company issued 1,000,000 shares of its preferred stock, Series B, with attached warrants at par value of $0.01 per share, or $10,000. The preferred Series B stock converts to 20 million shares of the Company's common stock at 40 percent of the market value of the common stock based on a stated value. The attached warrants convert to 5,000,000 shares of the Company's common stock at $1.50 per share. In accordance with the Emerging Issues Task Force ("EITF") 98-5, the Company valued the beneficial conversion feature at the amount of the proceeds received from the sale of the stock ($10,000).

      v) On January 7, 2002, the Company bought back the 1,000,000 preferred shares and the attached warrants that had been issued on August 10, 2001 for a total consideration of $10,000. The preferred shares were added to the treasury stock, while the warrants were cancelled.

      w) On March 21, 2002, the Company issued 150,000 shares of common stock for an aggregate amount of $22,500 for consulting services.

      x) On April 15, 2002, the Company issued 200,000 shares of common stock for an aggregate amount of $32,000 for consulting services.

      y) On May 25, 2002, the Company issued 300,000 shares of common stock for an aggregate amount of $60,000 for services rendered by the directors and officers of the Company.

      z) On July 29, 2002, the Company sold 300,000 preferred B series shares from treasury for a total consideration of $15,000. The Company also issued the purchaser of the preferred B series stock, 3,000,000 warrants. Each warrant is convertible into one common share at an exercise price of $1.50 and expires in December 2003.

      aa) On August 3, 2002, the Company issued 100,000 shares of common stock for cash of $20,000 to an officer of the Company.

      ab) On August 7, 2002, the Company issued 2,272,727 shares of common stock to Intracell, under a settlement of debt agreement valued a $500,000.

      ac) On August 30, 2002, the Company issued 1,323,529 shares of common stock to Intracell, under a settlement of debt agreement valued a $225,000.

      ad) On October 30, 2002, the Company issued 300,000 shares of common stock for an aggregate amount of $50,100 for services rendered by the directors and officers of the Company.

      ae) On October 31, 2002, the Company issued 1,150,000 shares of common stock under debt settlement agreements with a total value of $195,500.

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


5.    Stockholders' Equity (Deficit) (cont'd)

      af) On April 23, 2003, the Company issued 140,000 shares of common stock for an aggregate amount of $51,800 for legal fees for services rendered to the Company during the previous 18 months.

      ag) On November 3, 2003 the Company issued 425,000 common shares for an aggregate amount of $42,500 for legal fees and consulting fees.

      ah) On September 30, 2005, the Company cancelled 1,016 Common shares and 700,000 Preferred Series "B" shares that were held as treasury stock.

      ai) On May 27, 2010, the Company issued 350,000 shares of common stock for an aggregate amount of $5,000 for consulting services.

      aj) On August 19, 2010, the Company issued 250,000 shares of common stock for an aggregate amount of $5,000 for consulting services.

      ak) On September 30, 2010, the stockholders returned 10,000 preferred A shares to the Company's capital stock, which were cancelled.


6.    Commitments and Contingencies

      On August 23, 2010, the Company entered into an irrevocable agreement to acquire 80% of the issued and outstanding share capital of Richard Y Lange, a Mexican corporation, through the issue of 8,000,000 of the Company's common shares valued at $0.25 per common share. Under the agreement, Richard Y Lange warrants that shareholders equity in Richard Y Lange will not be less than 70,000,000 pesos ($5,995,000). Richard Y Lange is involved in construction, property development and product distribution. It also owns a block plant and a sand pit. The agreement will close as soon as Richard Y Lange has verified its assets through audit or as agreed to by the parties.

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


7.    Income Taxes

                                                             2010          2009
                                                     ------------  ------------

      Temporary differences                          $     14,897  $     14,741
      Loss carryforwards                                2,045,650     2,064,483
      Allowance for valuation                          (2,060,547)   (2,079,224)
                                                     ------------  ------------
                                                     $       --    $       --
                                                     ============  ============

      Potential benefits of net operating losses have not been recognized in these financial statements because the Company can not be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

      The Company's tax returns have not yet been filed and when they are filed will be subject to audits and potential penalties and reassessments by taxation authorities. The outcome of audits can not be reasonably determined and the potential impact on the financial statements is not determinable.


8.    Related Party Transactions

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                             2010          2009
                                                     ------------  ------------

      Directors and officers compensation            $     38,000  $     36,000
                                                     ============  ============

      Gain on forgiveness of Intracell debt          $    457,406  $       --
                                                     ============  ============


      Intracell is a related party to the Company by virtue of the Company's controlling shareholders owning Intracell.

GRUPO INTERNATIONAL, INC.
(FORMERLY HIV-VAC, INC.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009


9.    Financial Instruments

      a)    Fair Value

            The carrying amount of cash, accounts payable, accrued liabilities, and advances from related parties approximate fair values due to the short term nature of these items.

            The financial instruments of the Company have been classified into levels using a fair value hierarchy.

            Level 1 valuation is determined by unadjusted quoted prices in active markets for identical assets and liabilities. The Company's cash of $751 is classified into Level 1.

            Level 2 valuation is based upon inputs other than quoted prices included in level 1 that are observable for the instrument either directly or indirectly. The Company's accounts payable of $89,268, accrued liabilities of $262,971 and advances from related parties of $86,119 are classified into level 2.

            Level 3 valuation is for assets or liabilities that are not based on observable market data.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 6% of expenses for the year ended are denominated in U.K pound (2009 - 7% of expenses). As at September 30, 2010 20% of liabilities are originally denominated in U.K. pound (2009 - 10% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.


10.   Stockholders' Restrictions

      The stockholders of the Company have a pre-emptive right regarding the purchase of stock. Furthermore, the transfer of certain stock is restricted, in accordance with the regulations of the Securities and Exchange Commission ("SEC"). The regulations prevent the transfer of stock, unless a registration statement is in effect, or if the stock is subject to exemption under SEC regulations.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of September 30, 2010. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The registrant has been delinquent in its SEC filing. Management has only recently prepared the required reports for filing. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of James Hogue, chairman of the board, who was chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Mr. Hogue has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of September 30, 2010, and concluded that it is not effective for the reasons discussed above.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended September 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Item 9B.  Other Information

None

                                    PART III

Item 10. Director's And Executive Officers Promoters and Corporate Goverance.

Directors and Executive Officers

Our directors and executive officers are as follows

NAME                       AGE              POSITION
----                      ----              --------
Ramon Richard              43               Director and CEO
Kevin W Murray             57               Director and  CFO
Gordon R B Skinner         69               Director, Director of Research
Raymond  Rubio             81               Director

There are no individuals, other than those listed above, who make a significant contribution to our business.

Ramon Richard

Ramon Richard, over the past 20 years, has served in many capacities as Executive Manager in Administration specializing in the area of finance. He serving many leading companies both in the United States and in Latin America. Mr. Richard holds a law degree and began his career spending six years in the banking sector both in the corporate structure and as an independent consultant. Mr. Richard has been responsible for initiating international credit in both the local and federal government programs for capital markets. Because of these extensive relationships Mr. Richard has been able to approach large companies and many municipalities as a potential client base for Grupo International, Inc.

Kevin W. Murray has served as our Vice President of Finance and Administration, and as a director, since from April of 1999 to June 2002. He was previously the CEO until September 7, 2010 when he was appointed our CFO. He is currently a director of numerous private companies, including Mobsafety Inc, Pipevision Inc, Bullfrog Wireless Ltd, Vision Aviation and Vaccine Research International Plc. Mr. Murray holds a Bachelor of Accounting Science degree from The University of South Africa, and completed post-graduate studies in accountancy at The University of Cape Town, prior to gaining admission to the South African Institute of Chartered Accountants.

Dr. Gordon R.B. Skinner is the developer of our proposed vaccine. He served as our Chairman and President from April of 1999 to June 2002 and as our Director of Research since June 2002. He has been a director of Intracell Vaccines Limited since November of 1998. He is the Managing Director of Vaccine Research International, PLC, a corporation involved in the development of a staphylococcal vaccine. He is Chairman of the Vaccine Research Trust UK, and was previously an Honorary Consultant in Infection at The University Hospital Birmingham NHS Trust, Birmingham. Dr. Skinner was a senior lecturer at the Department of Medical Microbiology at The University of Birmingham from 1976 to 1998. He received an MB ChB from the University of Glasgow in 1965, an MD (First Class Honors) from The University of Birmingham in 1975, and a DSc from The University of Birmingham in 1989. He is a Fellow of The Royal College of Obstetrics and Gynecologists, and a Fellow of The Royal College of Pathologists. Dr. Skinner developed the Skinner Herpes vaccine, and is the author of more than 100 scientific and medical publications. He maintains a medical practice in the United Kingdom.

Rafael Rubio
Rafael Rubio has served as a Director since September of 2010. Mr. Rubio has a long record of experience as a Business Executive and Consultant and Co-Owned the San Diego Grand Prix. Mr. Rubio was the Co-founder and Chairman of Rubio's Restaurants which traded on the NASDAQ. Rubio's Restaurants grew to 200 stores and recently sold to Mill Road Capital L.P in August of 2010, for a value of $91,000,000. Currently, Mr. Rubio continues to develop several large businesses projects in both the United States and Mexico. Mr. Rubio has served over the years in helping several large international corporations, introduced several products and operations to Europe, South America and Asia. He holds in his name several manufacturing patents.


         There are no familial relationships between any of the Company's executive officers and directors.

         Conflicts of Interest

         Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Our management, together, both directly and indirectly, hold 46.88% of our common stock. There can be no assurance that management will resolve all conflicts of interest in favor of GRUPO.

         Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's common stock and other equity instruments of the Company. To the Company's knowledge, the Company's directors and officers have complied with the requirement.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11. Executive Compensation.

         As of the fiscal year ended September 30, 2010, we have accrued compensation to our executive officers as follows:

                        Annual Compensation   Long Term Compensation
                        -------------------   ----------------------
                                                        Stock Awards
                        Fiscal                            and Other
Name and Position        Year        Salary   Bonus     Compensation
-----------------       ------     --------   -----     ------------
Kevin Murray             2008      $ 17,000   $  -      $         -
CFO                      2009      $ 18,000   $  -      $         -
                         2010      $ 19,000   $  -      $         -

Dr. Gordon Skinner       2008      $ 17,000   $  -      $         -
Director, Director of    2009      $ 18,000   $  -      $         -
Research                 2010      $ 19,000   $  -      $         -

Ramon Richard            2008      $    -     $  -      $         -
CEO                      2009      $    -     $  -      $         -
                         2010      $    -     $  -      $         -

Raymond Rubio            2008      $    -     $  -      $         -
Vice President           2009      $    -     $  -      $         -
                         2010      $    -     $  -      $         -

         --------------------------------------

         No cash fees or other consideration has been paid to our directors through the date hereof. The above compensation chart reflects amounts accrued, but not paid to the officers.

         There are no employment contracts in effect with any of our officers or directors, nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements.


Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholders Matters.

         The following chart sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of July 6, 2011: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of September 30, 2010, the Company had 10,430,653 shares of common stock outstanding and 300,000 Series B preferred shares outstanding.

                                                                Percentage
Name and Address              Title of Class   # of shares       of Class
----------------              --------------   -----------      ----------

Kevin W. Murray                Common Stock     2,445,098 (1)    23.44%
14 Laurel Blvd
Collingwood, Ontario Canada
L9Y 5A8

Gordon Skinner                 Common Stock     2,445,098 (1)    23.84%
Harborough Banks
Old Lapworth Rd
Solihill B94 6Ld
United Kingdom

John Palethorpe                Common Stock     2,445,098        23.44%
Knoll Hill
Belbroughton Road
Blakedown, Kidderminster
9YLD 3LN
United Kingdom

Ramon Richard                  Common Stock             0            0%


Raymond Rubio                  Common Stock             0            0%

Directors and Officers         Common Stock     4,890,196        46.88%
as a Group (1)

Howard Behling                 Common Stock     3,000,000(2)     28.76%
---------------------------------------
(1) Director and officer of the Company
(2) Consists of 3,000,000 common shares issuable upon the conversion of Series B preferred stock held by Howard Behling.


         Securities Authorized for Issuance Under Equity Compensation Plans

         As of the end of the fiscal year, the Company does not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 13. Certain Relationships And Related Transactions and Director
         Independence.

         As further noted above in more detail under the caption License Agreement and Consulting Agreement, we acquired the rights to our proposed vaccine from Intracell Vaccines Limited for consideration consisting of common and preferred securities. At that time, Messrs. Skinner, Murray and Palethorpe were shareholders of Intracell Vaccines, and Messrs. Skinner and Murray also served as Intracell Vaccines directors. Messers Murray, Skinner and Palethorpe acquired all of Intracell's shareholdings in equal proportions on 28 February 2006.

Director Independence. The Company's board of directors consists of Kevin W. Murray, Dr Gordon Skinner,Ramon Richard and Raymond Rubio. Mr. Murray and Dr Gordon Skinner ares not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the year ended September 30, 2010, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".

Item 14. Principal Accounting Fees and Services.

Audit Fees. We paid aggregate fees and expenses of approximately $2,000 and $2,000, respectively, _ during 2010 and 2009, respectively, for work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from S F Partnership LLP for the years September 30, 2010 and 2009, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from S F Partnership LLP during 2010 and 2009.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the years ended September 30, 2010 and 2009 were approved by the board of directors pursuant to its policies and procedures.

Item 15. Exhibits, Financial Statement Schedules

(a)  Exhibits:
     (a)(1) List of Financial statements included in Part II hereof

     Balance Sheets, September 30, 2010 and 2009
     Statements of Operations for the years ended September 30, 2010 and 2009 Statements of Stockholders' Equity (Deficit) for the years ended September
      30, 2010 and 2009
     Statements of Cash Flows for the years ended September 30, 2010 and 2009 Notes to the Financial Statements

     (a)(2)  List of Financial Statement schedules included in Part IV hereof:
             None
     (a)(3)  Exhibits


Exhibit
 Number     Description
-------     -----------
   3.1      Articles of Incorporation, filed as Exhibit to the Form 10-QSB filed
            May 16, 2000.
   3.2      Amended Articles of Incorporation, filed as Exhibit to the Form
            10-QSB filed August 14, 2001.
   3.3      By-laws, filed as Exhibit to Form 10-QSB filed May 16, 2000.
   3.4      Certificate of Amendment to Certificate of Incorporation, dated as of May 15, 2001, filed as Exhibit to the Form 10-QSB filed August
            14, 2001.
   3.5      Amended Articles of Incorporation, filed herewith.
   5.1      Form of Opinion re legality of Bondy & Schloss, LLP.
  10.1      License agreement between University of Birmingham and Intracell
            Vaccines Ltd dated November 5, 1998, filed as and Exhibit to the
            Amended Form 10-KSB filed Oct 22, 2002.
  10.2      License Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd., filed as an Exhibit to the Registration Statement on Form SB-2 filed
            August 22, 2001.
  10.3      Consulting Agreement between HIV-VAC, Inc. and Intracell Vaccines
            Ltd., filed as and Exhibit to the Registration Statement on Form
            SB-2 filed August 22, 2001.
  10.4      Extension of Consulting Agreement between HIV-VAC, Inc. and
            Intracell Vaccines Ltd. dated June 1, 2002, filed herewith.
  10.5      Debt Settlement Agreement between HIV-VAC, Inc. and Sheldon Cohen filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
  10.6      Debt Settlement Agreement between HIV-VAC, Inc. and Irwin Rapoport, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
  10.7      Debt Settlement Agreement between HIV-VAC, Inc. and Lina Fedko, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
  10.8      Debt Settlement Agreement between HIV-VAC, Inc. and Cliff Bodden, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
  10.9      Letter from DiRocco and Dombrow P.A. regarding change in
            registrant's certifying accountant, filed as Exhibit to Form 8-k filed Sept 13, 2002.
  10.10     Subscription Agreement between HIV-VAC, Inc. and Tradebay
            Investments, Inc. dated July 29, 2002 filed January 13, 2003.
  10.11     Stock Option Agreement between HIV-VAC, Inc. and Trinity Funding,
            Inc., dated September 2, 2002, filed January 13, 2003.
  10.12     Ammendment to Common stock purchase agreement, Richard Y Lange dated
            August 25, 2010 and filed herewith.
  10.13     Extension of Consulting Agreement between HIV-VAC, Inc. and
            Intracell Vaccines Ltd. dated Oct 1, 2003, filed herewith.
  10.14     Termination of Licence agreement between The University of
            Birmingham,and Intracell Vaccines filed herewith.
  10.15     Consulting Agreement enterered into with H Behling dated June 9,
            2010 and filed June 23, 2010.
  10.16     Common stock purchase agreement Richard Y Lange dated August 25,
            2010 and filed Sepember 20, 2010.
  31.1      Certification of Ramon Richard, chief executive officer, pursuant to
            Section 302 of the Sarbanes-Oxley Act
  31.2      Certification of Kevin W. Murray, chief financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.1      Certification of Ramon Richard, chief executive officer, pursuant to
            Section 906 of the Sarbanes-Oxley Act
  31.2      Certification of Kevin W. Murray, chief financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- - -

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GRUPO INTERNATIONAL INC.

By:  /s/ RAMON RICHARD
     ---------------------------------------------------
        President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ KEVIN W MURRAY              Chief Financial Officer     July 29, 2011
    --------------------------
    Kevin Murray


By: /s/ RAMON RICHARD               Director                    July 29, 2011
    --------------------------
    Ramon Richard

                            GRUPO INTERNATIONAL INC.
                            FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that GRUPO INTERNATIONAL INC. Inc. ("GRUPO") filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with GRUPO, employees may be called upon to provide information to assure that HIV-VAC's public reports are complete, fair, and understandable. GRUPO expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to ' GRUPO s public disclosure requirements.

GRUPO's Finance Department bears a special responsibility for promoting integrity throughout GRUPO, with responsibilities to stakeholders both inside and outside of GRUPO. The Chief Executive Officer (CEO), Chief Financial Officer
(CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout GRUPO as a whole that ensures the fair and timely reporting of GRUPO's financial results and conditions. Because of this special role, the CEO, CFO, and all members of GRUPO's Finance Department are bound by GRUPO's Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

- Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that GRUPO files with, or submits to, government agencies and in other public communications.

- Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

- Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

- Respect the confidentiality of information acquired in the course of one's work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.

- Share job knowledge and maintain skills important and relevant to stakeholders needs.

- Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

- Achieve responsible use of, and control over, all GRUPO's assets and resources employed by, or entrusted to yourself, and your department.

- Receive the full and active support and cooperation of GRUPO's Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of GRUPO,s Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.