Form 10-Q
period 2011-03-31
Grupo International Inc
filed 2011-08-01
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2011
                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                          Commission File No. 000-30603

                            GRUPO INTERNATIONAL INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                         86-0876846
             ------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                                 14 Laurel Blvd,
                       Collingwood, Ontario Canada L9Y 5A8
                       -----------------------------------
          (Address of principal executive offices, Including zip code)

                                 (705) 446-7242
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act: (Check one):


Large accelerated filer |_|             Accelerated filer |_|
Non-accelerated filer |_|               Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

The number of shares of Common Stock outstanding was 10,430,652 as of July 29, 2011.

                             GRUPO INTENATIONAL INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF MARCH 31, 2011 (UNAUDITED)                          3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND
            SIX MONTHS ENDED MARCH 31, 2011 AND 2010 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2011 (UNAUDITED)                                   4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED MARCH 31, 2011 AND 2010 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2011 (UNAUDITED)                                  5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)            7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       12-14
 AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES                                          15

PART II-- OTHER INFORMATION                                              16

ITEM 1. LEGAL PROCEEDINGS                                                16

ITEM 1A RISK FACTORS                                                     16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  16

ITEM 4. REMOVED OR RESERVED                                              16

ITEM 5. OTHER INFORMATION                                                16

ITEM 6. EXHIBITS                                                         16
Exhibit 31.1
Exhibit 32.1


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                            GRUPO INTERNATIONAL INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS
                                                              March 31    September 30,
                                                                2011          2010
                                                            -----------    -----------
Current Assets
Cash                                                        $     1,911    $       751
Prepaid and sundry assets                                           750    $     1,500
                                                            -----------    -----------
     Total current assets                                         2,661          2,251
                                                            -----------    -----------

Furniture and equipment, net                                      3,070          3,274
                                                            -----------    -----------
Total assets                                                $     5,731    $     5,525
                                                            ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:

     Accounts payable                                            92,043         89,268
    Accrued Liabilities                                         284,971        262,971

     Advances from related parties                               88,150         86,119
                                                            -----------    -----------
     Total Current Liabilities                              $   465,164    $   438,358
                                                            -----------    -----------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value; 10,000,000
    shares authorized Series B, convertible,
     non-preferential; 1,000,000 and -0-
     shares issued and outstanding, respectively                  3,000          3,000
   Common stock, $0.001 par value; 500,000,000 shares
      authorized; 10,430,653 and 9,830,653 shares issued
      and outstanding, respectively                              10,431         10,431
   Additional paid in capital                                 6,901,063      6,901,066
   Deficit accumulated during the development stage          (7,286,581)    (7,261,147)

   Accumulated other comprehensive loss                         (87,346)       (86,183)
                                                            -----------    -----------
                                                               (459,433)      (432,833)
                                                            -----------    -----------
     Total liabilities and stockholders' equity (deficit)   $     5,731    $     5,525
                                                            ===========    ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.


                            GRUPO INTERNATIONAL INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                                                                                     Period from
                                                                                                     January 10,
                                     Three Months    Three Months     Six Months      Six Months         1997
                                         Ended           Ended          ending          ending       (Inception)
                                       March 31,       March 31,       March 31,       March 31,       March 31,
                                         2011            2010            2011            2010            2011
                                     ------------    ------------    ------------    ------------    ------------
Expenses
   General and administrative               6,759           5,308          13,622          10,506         863,640
   Research and development costs           5,835           5,257          11,611          10,568       1,848,070
   Depreciation and amortization              102             118             202             236         176,382
   Royalty Fees                              --              --              --              --         2,045,239
   Legal fees                                --              --              --              --         1,500,028
   Licensing Fees                            --              --              --              --           635,500
   Write down of intangible asset            --              --              --              --            53,963
   Loss on disposal of assets                --              --              --              --            30,195
                                     ------------    ------------    ------------    ------------    ------------
                                           12,696          10,683          25,435          21,310       7,153,017
                                     ------------    ------------    ------------    ------------    ------------
      Loss from operations                (12,696)        (10,683)        (25,435)        (21,310)     (7,153,017)
                                     ------------    ------------    ------------    ------------    ------------
Other Income (Expense)
   Other expenses                            --              --              --              --          (261,162)

   Other Income                              --              --              --              --           569,779
                                     ------------    ------------    ------------    ------------    ------------
      Total other income                     --              --              --              --           308,617
                                     ------------    ------------    ------------    ------------    ------------
   Loss from continuing operations        (12,696)        (10,683)        (25,435)        (21,310)     (6,844,400)
Loss from Discontinued Operations            --              --              --              --          (432,181)
                                     ------------    ------------    ------------    ------------    ------------
      Net loss                            (12,696)        (10,683)        (25,435)        (21,310)     (7,276,581)
                                     ------------    ------------    ------------    ------------    ------------


    Foreign Currency
     Translation Adjustment                (3,116)          5,868          (1,163)          8,096         (87,346)
                                     ------------    ------------    ------------    ------------    ------------

    Comprehensive Loss               $    (15,812)   $     (4,815)   $    (26,598)   $    (13,214)   $ (7,361,308)
                                     ============    ============    ============    ============    ============
   Profit (Loss) per weighted
     average number of
     Shares outstanding -
     basic and diluted               $      (0.01)   $      (0.01)   $      (0.01)   $       0.01
                                     ------------    ------------    ------------    ------------
Weighted average number of
   common shares outstanding
   during period -
    basic and diluted                  10,430,652       9,830,652      10,430,652       9,830,652
                                     ============    ============    ============    ============

The accompanying notes are an integral part of these unaudited condensed financial statements.



                           GRUPO INTERNATIONAL, INC.
                            (FORMERLY HIV-VAC, INC.)
                         (A Development Stage Company)
                            Statements of Cash Flows
            Periods Ended March 31, 2011 and 2010 and for the Period
               from January 10, 1997 (Inception) to March 31, 2011
                                                                                       Cumulative
                                                                                      Jannuary 10,
                                                          For the six months Ended        1997
                                                                                      (Inception)
                                                          March 31       March 31     to March 31,
                                                            2010           2009           2011
                                                        -----------    -----------    -----------
Cash Flows from Operating Activities
    Net loss                                            $   (25,435)   $   (21,309)   $(7,276,582)
    Adjustments to reconcile net loss to net
       cash used in operating activities
       Amortization and depreciation                            202            236        176,382
       Officers' compensation capitalized                      --             --          100,000
       Other expenses relating to Noveaux and
         Lifeplan acquisition                                  --             --          261,163
       Issuance of stock for licensing fees                    --             --        2,135,500
       Issuance of stock to directors and
         officers' compensation                                --             --          110,100
       Issuance of option for note payable, current            --             --          140,000
       Issuance of stock for services                          --             --        2,449,300
       Gain on forgiveness of debt                             --             --         (566,005)
       Decrease in notes payable                               --             --         (140,000)
       Increase (Decrease) prepaid expenses                     750           --
                                                                                             (750)
       Increase in accounts payable                           1,612          1,553        557,224
       Increase in accrued liabilities                       22,000         19,000        284,971
       Write off  of intangible asset                          --             --           53,963
                                                        -----------    -----------    -----------

Net Cash Used in Operating Activities                          (871)          (520)    (1,714,734)
                                                        -----------    -----------    -----------

Cash Flows from Investing Activities
    Purchase of license rights                                 --             --          (85,000)
    Purchase of furniture and equipment                        --             --          (48,416)
    Cash acquired in acquisition                               --             --          120,272
                                                        -----------    -----------    -----------

Net Cash Used in Investing Activities                          --             --          (13,144)
                                                        -----------    -----------    -----------

Cash Flows from Financing Activities
    Proceeds from issue of preferred stock series B            --             --           10,000
    Proceeds from issuance of common stock                     --             --          689,164
    Purchase of treasury stock                                 --             --          (11,767)
    Proceeds from notes payable                                --             --          140,000
    Proceeds from sale of treasury stock and warrants          --             --           15,000
    Proceeds from advances from related parties               2,032            469        545,556
    Payment of stockholder's loan                              --             --             (272)
    Proceeds from additional paid in capital                   --             --          342,108
                                                        -----------    -----------    -----------

Net Cash Provided by Financing Activities                     2,032            469      1,729,790
                                                        -----------    -----------    -----------

Net (Decrease) Increase in Cash                               1,161            (51)         1,911
Cash - Beginning of Year                                        750            847           --
                                                        -----------    -----------    -----------

Cash - End of Year                                      $     1,911    $       796    $     1,911


The accompanying notes are an integral part of these unaudited condensed financial statements.



                           GRUPO INTERNATIONAL, INC.
                            (FORMERLY HIV-VAC, INC.)
                         (A Development Stage Company)
                            Statements of Cash Flows
            Periods Ended March 31, 2011 and 2010 and for the Period
               from January 10, 1997 (Inception) to March 31, 2011



Supplemental Disclosure of Cash FlowInformation

Non Cash Transactions:
    Issuance of common shares for Noveaux merger        $      --      $      --      $   106,525
                                                        ===========    ===========    ===========
    Issuance of common shares for Lifeplan merger       $      --      $      --      $    50,000
                                                        ===========    ===========    ===========
    Preferred B stock dividend                          $      --      $      --      $    10,000
                                                        ===========    ===========    ===========
    Forgiveness of stockholder debt                     $      --      $      --      $     7,227
                                                        ===========    ===========    ===========
    Cancellation of Treasury Stock                      $      --      $      --      $    (8,767)
                                                        ===========    ===========    ===========
    Gain on forgiveness of Intracell Vacinnes
     Limited debt                                       $      --      $      --      $  (457,406)
                                                        ===========    ===========    ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                            GRUPO INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2011.
                                   (UNAUDITED)


NOTE 1 - OPERATIONS AND GOING CONCERN

Basis of Presentation and Organization
--------------------------------------

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending September 30, 2011. The unaudited condensed consolidated financial statements are presented on the accrual basis.

Organization and Operations: HIV-VAC, Inc. (the "Company"), formerly known as Personna Records, Inc. (Personna) was incorporated on January 10,1997 in the State of Nevada. Personna (originally known as Sonic Records, Inc.) was engaged in the production and distribution of musical records. In April 1998, Personna merged with Nouveaux Corporation whereby Personna became the surviving corporation. The Company changed its name to Grupo International Inc on September 2, 2010

Development Stage Enterprise: Grupo International Inc reverted to a development stage enterprise when it disposed of its music recording assets (March 1999) and commenced the research and development of its HIV vaccine. The Company's principal activities since March 1999 have included defining and conducting research programs, conducting animal clinical trials, raising capital and researching ways to enhance the company's intellectual property. The Company has not yet commenced human trials.

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the year ended September 30, 2010 the Company incurred an operating loss of $57,071. For the year ended September 30, 2009, the Company incurred a loss of $43,350. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product, and attain profitable operations. Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from and the support of certain stockholders.

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

                            GRUPO INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2011.
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont)

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

c)  Long lived Assets

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

                            GRUPO INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2011.
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont)

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

                            GRUPO INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2011.
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont)

j)  Segment Reporting

ASC Topic 280 "Segment Reporting" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve one reportable segment.

k)  Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

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

                            GRUPO INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2011.
                                   (UNAUDITED)


NOTE 3 - FIXED ASSETS Fixed Assets consisted of the following:

                                            March 31,     September 30,
                                              2011            2010
                                         -------------    -------------
   Furniture                             $         936    $         936
   Equipment                                    47,480           47,480
                                         -------------    -------------
                                                48,416           48,416
   Less accumulated depreciation               (45,346)         (45,142)
                                         -------------    -------------
      Net                                $       3,070    $       3,274
                                         =============    =============

Depreciation expense for the six months ended March 31, 2011 and the year ended September 30, 2010, was $202 and $471 respectively

NOTE 4. Advances from Related Parties

                                                          2011             2010
                                                 -------------    -------------

      Directors and officers of the Company             88,150           86,119
                                                 -------------    -------------

                                                 $      88,150    $      86,119
                                                 =============    =============

These advances are non-interest bearing, unsecured and have no specified terms for repayment.

NOTE 5 - STOCKHOLDERS' EQUITY

No stock was issued during the reporting period.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On August 23, 2010, the Company entered into an irrevocable agreement to acquire 80% of the issued and outstanding share capital of Richard Y Lange, a Mexican corporation, through the issue of 8,000,000 of the Company's common shares valued at $0.25 per common share. Under the agreement, Richard Y Lange warrants that shareholders equity in Richard Y Lange will not be less than 70,000,000 pesos ($5,995,000). Richard Y Lange is involved in construction, property development and product distribution. It also owns a block plant and a sand pit. The agreement will close as soon as Richard Y Lange has verified its assets through audit or as agreed to by the parties. The Company represents, that prior to Closing, there will be 10,430,652 common shares and 300,000 Preferred "B" shares outstanding.

                            GRUPO INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2011.
                                   (UNAUDITED)

NOTE 7 - INCOME TAXES

                                                          2011             2010
                                                 -------------    -------------

      Temporary differences                      $       6,816    $      5,711
                                                 -------------    -------------
      Loss carryforwards                             2,066,258        2,060,547
      Allowance for valuation                      (2,070,074)       (2,066,258)
                                                 -------------    -------------

                                                 $        --      $        --
                                                 =============    =============

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

NOTE 8 - RELATED PARTY TRANSACTIONS

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                          2011             2010
                                                 -------------    -------------
      Directors and officers compensation        $      20,000    $      18,000
                                                 =============    =============

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and researching our proposed vaccine. We have been unable to raise sufficient working capital to commence trials. As a result, research and development costs for the three months ended March 31, 2011 increased by $578 from $5,257 for the three months ended March 31, 2010 to $5,835 for the three months ended March 31, 2011. The increase in expenses was a result of increased accrued directors expense, offset by lower premises costs due to a lower US dollar.
Administrative expenditure increased by $1,452 from $5,308 for the quarter ended March 31, 2010 to $6,759 for the quarter ended March 31, 2011.The increase in administrative costs was due to increased accrued director costs and subscription costs. The Company received no interest income during the quarters ended March 31, 2011 and March 31, 2010. We incurred a net loss of $12,696 or $(0.01) per share based on 10,430,652 weighted average shares outstanding for the quarter ended March 31, 2011 compared to a loss of $10,683 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2010.

Research and development costs for the six months ended March 31, 2010 increased by $1,043 from $10,568 for the six months ended March 31, 2011 to $11,611 for the six months ended March 31, 2011. The increase in expenditure was a result of increased accrued director costs. General and Administration expenditure for the six months ended March 31, 2011 increased by $3,116 from $10,506 for the six months ended March 31, 2010 to $13,622 for the six months ended March 31, 2011. The increase in expenses was due to an increase in directors accrued fees and an increase in subscriptions. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to March 31, 2011. We have relied on advances of approximately $88,150 from our principal stockholders, trade payables of approximately $377,014, proceeds of $1,196,292 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of March 31, 2011, we had approximately $1,911 of cash and cash equivalents. Operations for the six months ended March 31, 2011 have been financed through loans from related parties, and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

         Our business plan requires at least $6,000,000 to implement, and cannot be implemented until funding for this amount has been achieved. When the funding has been achieved, we plan, in the first year, to implement a PhaseI/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as a vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and the Company to a company or organization that specializes manufacturer of vaccines. We have previously manufactured vaccine in Russia and the UK.

         We also plan, subject to financing, in the future, to initiate further animal trials in either Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia, or other European counties. We intend to institute studies of the efficacy of the vaccine in non-human primates in parallel or preceding Phase I trials of the vaccine in human subjects in Moscow, Russia.

         In addition, and subject to financing, we anticipate initiating a Phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. However, we cannot initiate the pre-clinical or Phase I/II trials until such time as we have raised at least $6 million, which is the minimum amount we anticipate we will need for these trials. Furthermore, in addition to restrictions due to lack of funding, we also need to manufacture a batch of the vaccine to initiate these trials. We cannot manufacture a batch until we have an agreement in place with a country in Africa that is prepared to work with us. It is estimated that these pre-clinical trials would take approximately twelve months to complete once we have an agreement in place. If these trials take place, we intend to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

         No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above.

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through a period of two years. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $6 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares if sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees with the payment of on-going royalties on sales. We are also looking at the possibility of acquiring other technologies or business which might assist in financing.

          If we are unable to raise at least $6 million, we will most likely cease all activity related to our vaccine development and marketing, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

         Subject to financing, we expect to purchase approximately $500,000 in equipment to be used for research and expanding testing laboratories. In addition, with available funding, we expect to hire an additional fifteen employees for both research and administrative support over the duration of the research.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the six months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of March31, 2011. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The registrant has been delinquent in its SEC filing. Management has only recently prepared the required reports for filing. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of Kevin Murray, chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Mr. Murray has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of March 31, 2011, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended March 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
       Not applicable for smaller reporting company

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  REMOVED AND RESERVED

None.
ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July, 2011.


                                        GRUPO INTERNATIONAL INC.


                                        /s/ Ramon Richard
                                        -------------------------------
                                        Ramon Richard
                                        President and Chief Executive Officer


                                        /s/ Kevin Murray
                                        -------------------------------
                                        Kevin W. Murray
                                         Chief Financial Officer