Form 10-K
period 2003-09-30
Grupo International Inc
filed 2011-10-19
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-30603

                                  HIV-VAC INC.

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

                                 (705) 446 7242
               (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer [ ]           Accelerated filer         [ ]
Non-accelerated filer   [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was $10,430,651.

The issuer has two classes of stock with 10,430,651 common shares and 300,000 preferred "B" outstanding as of October 15, 2011.

                                TABLE OF CONTENTS


                                                                            PAGE

PART I
  Item 1.  Business.........................................................   3
  Item 1A. Risk Factors.....................................................   8
  Item 1B. Unresolved Staff Comments........................................   8
  Item 2.  Properties.......................................................   9
  Item 3.  Legal Proceedings................................................   9
  Item 4.  (Removed and Reserved)...........................................   9

PART II
  Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters and Issuer Purchases of Equity Securities...  10
  Item 6.  Selected Financial Data..........................................  10
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  11
  Item 7A  Quantitative and Qualitative Disclosures About Market Risk
  Item 8.  Financial Statements and Supplementary Data...................... F-1
  Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................  14
  Item 9A.  Controls and Procedures.........................................  14
  Item 9B.  Other Information...............................................  14
PART III
  Item 10.  Directors, Executive Officers and Corporate Goverance...........  15
  Item 11.  Executive Compensation..........................................  16
  Item 12.  Security Ownership of Certain Beneficial Owners and
             Management And Related Stockholder Matters.....................  17
  Item 13.  Certain Relationships and Related Transactions and
             Director Independence..........................................  18
  Item 14.  Principal Accounting Fees and Services..........................  18

PART IV
  Item 15.  Exhibits, Financial Statement Schedules.........................  18
  Item 14.  Disclosure Controls and Procedure...............................  19
SIGNATURES..................................................................  20

Item 1. Business.

         We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation with Persona as the surviving corporation. We changed our name to HIV-VAC Inc, in March 1999.

         Our business is the development and marketing of a proposed vaccine designed to combat HIV/AIDS. This proposed vaccine, which is called NFU.Ac.HIV, was developed by Dr. Gordon Skinner, our director of research, through the University of Birmingham, in the U.K. The proposed vaccine was licensed to Intracell Vaccines Limited from the University of Birmingham in November of 1998, and Intracell in turn entered into an assignment of the license agreement with us in April of 1999. In addition to his position as our Chairman and President, Kevin Murray is the managing Director of Intracell Vaccines Limited. Further, our Director of Research, Dr. Gordon Skinner is a Director of Intracell. Dr. Skinner, Kevin Murray and John Palethorpe, our Vice President, each own 33.33% of the outstanding shares of the common stock of Intracell. Intracell currently owns 6,683,244 or 67.97% of the outstanding shares of our outstanding common stock and 10,000 or 100% of our outstanding Series A preferred stock. See security ownership of Certain Beneficial Owners and Management.

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

         We have been unable to secure funding for a phase one humans trial. This trial is estimated to require $6 million to 7 million to complete and is required to demonstrate the safety of the vaccine through the vaccination of approximately 20 healthy individuals. To date, we have had very limited success in raising funds, and if we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing.


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

         It is estimated by the National Institute of Allergy and Infectious Diseases (NIAID) (a division of the US Department of Health and Human Services), in its July 2004 Report on HIV/AIDS Statistics that, as of December 2003, more than 20 million people had died since the beginning of the epidemic and that
37.8 million people were living with HIV/AIDS. In addition, the NIAID estimated that in sub-Saharan Africa alone, 25 million people were infected with the HIV virus. It is estimated that between 850,000 and 950,000 US residents are infected with the HIV/AIDS virus. Due to all of these factors, HIV-1 has been the principal focus of vaccine development and drug treatment.

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

         We have completed pre-clinical trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia.

         We intend, subject to financing, to implement a PhaseI/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial as soon as funding becomes available. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as funding and vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and we are currently evaluating various different manufacturers in Russia, Europe and the United States.

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

          We also intend, subject to financing, to institute studies of the efficacy of the vaccine in non-human primates in parallel or preceding Phase I trials of the vaccine in human subjects in Moscow, Russia as soon as funding becomes available. The vaccine for this study will be manufactured in Russia, under the supervision and quality control of various parties within and without Russia, including the Russia Federal AIDS Centre in Moscow and laboratories in Birmingham and London, U.K. We expect the regulatory approval process to take up to six months to complete.

         We also anticipate, subject to financing, to initiating a Phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type as soon as funding becomes available. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. However, we cannot initiate the pre-clinical or Phase I/II trials until such time as we have raised at least $3 million, which is the amount we anticipate we will need for these African trials. Furthermore, in addition to restrictions due to lack of funding, we also need to manufacture a batch of the vaccine to initiate these trials. We cannot manufacture a batch until we have an agreement in place with a country in Africa that is prepared to work with us. It is estimated that these pre-clinical trials would take approximately twelve months to complete from the time we have an agreement in place. If these trials take place, we intend to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

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

         Competition. We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine. To our knowledge, most of these efforts have not produced a viable vaccine. AIDSVAX, a product produced by Vaxgen Inc, completed a phase 3 trial in both the United States and Thialand during 2003, where results showed that the candidate vaccines were ineffective. ALVAC, a vaccine produced by Adventis began a trial in Thialand in the Fall of 2003 and Merck is expected to commence testing of its adenovirus based candiate in 2005. We believe there are other vaccines that are likely to commence Phase I/II trials during calendar years 2005/6.

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

         Patent Protection. Under our assignment of license agreement with Intracell Vaccines Limited, we hold exclusive rights to patents owned by the University of Birmingham. For a description of our obligations to the University of Birmingham under our assignment agreement see the caption below License Agreement and Consulting Agreement. These patents describe a method of manufacture of a HIV vaccine owned by the University of Birmingham (see the caption above: Process of Manufacture). We have exclusive rights to use the patents which are protected in Australia, the Netherlands, Germany, Italy, France and Great Britain. Patents are pending in Canada and Japan. In addition, we have the right to use two United States patents owned by the University of Birmingham. The United States patents relate to a method of manufacture of a herpes vaccine. We believe that the United States patents cover all similar methods of manufacture related to the proposed HIV vaccine and will provide reasonable assistance in enforcing these patents. Because these patents cover the method of manufacture, we believe that the patents cover all strains of the HIV virus. The patents expire in 2011.

         The University of Birmingham also holds patent rights for a herpes vaccine in numerous other countries. It is our belief, based on the method of manufacture, that these patents would afford us some protection in certain other countries, including South Africa, South Korea, Israel, Ireland, and Austria. These patents expire prior to 2010.

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

         3. Options for 100,000 (post reverse split) shares (exercisable at $[.001] per share) when the proposed vaccine receives product license by a recognized government.

         We failed to attract financing as agreed under our agreement with Intracell Vaccine Ltd, and on July 16, 2001 the Company entered into an agreement with Intracell, whereby Intracell agreed to waive its right to terminate the assignment of license agreement provided that the Company issue an additional 3,000,000 of its common shares to Intracell and 7,500,000 options to purchase shares of common stock of the Company. Such options shall vest in blocks of 2,500,000 upon the occurrence of certain events as follows:

         1. 2,500,000 options, each option to convert to common shares at an exercise price of $0.50 (fifty cents) per share when the company commences a phase I/II trial.

         2. 2,500,000 options, each option to convert to common shares at an exercise price of $1.00 (one dollars) per share when the company commences a phase III trial.

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

         We are currently in arrears on the payment of license fees due under our license agreement with The University of Birmingham. Under the license agreement, in addition to the above payments, we were required to pay a minimum license fee of approximately $156,000 on January 1, 2003. We have not made this payment. We are also required to pay and additional $78,000 to The University of Birmingham on January 1, 2004 and January 1, 2005. We have not been able to make these payments. Upon sixty days notice, The University of Birmingham could terminate our license agreement due to our failure to pay the license fees.

         We also entered into a consulting agreement with Intracell Vaccines pursuant to which Intracell Vaccines has agreed to provide us with research, process science, clinical and regulatory support, primarily by making the services of certain Intracell Vaccines personnel available to us. We reimburse Intracell Vaccines for all of its costs and expenses relating to the provision of these services. During the year ended September 30, 2003, we paid Intracell Vaccines a fee of $70,000 per quarter. We currently owe Intracell Vaccines $362,406 in outstanding consulting fees. Either party may terminate the consulting agreement upon a breach which continues uncured for more than 60 days, or upon the occurrence of bankruptcy or similar events. The Intracell Vaccine consulting agreement was re-negotiated on October 01, 2003, where Intracell agreed to reduce its quarterly fee to $20,000 per quarter until the company receives sufficient funding to continue its research. The Intracell Vaccine agreement will be re-negotiated when funding becomes available.

         Due to our failure to make timely payments under either the license agreement or consulting agreement, both of these agreements may be terminated at any time upon receipt of sixty days notice. Although we have not yet received notice from either The University of Birmingham or Intracell Vaccines, there can be no assurance that either of these parties will not choose to terminate these agreements at any time. Should either party choose to terminate their agreement, it would have a substantial negative impact on the company and the company might have to cease operations.

Item 1A.  Risk Factors

Not applicable to a smaller reporting company.


Item 1B.  Unresolved Staff Comments

         Not applicable.

Item 2. Properties.

          Our administration offices are located in Collingwood, Ontario. The office is provided to us as part of our consulting agreement with Intracell Vaccines Limited. We lease approximately 400 square feet of laboratory space in Moseley, Birmingham, United Kingdom under a lease agreement that terminates in March, 2005. The laboratory space in Moseley is used for storage and limited research development of our proposed vaccine. We do not engage in any aspects of the real estate business.

Item 3. Legal Proceedings.

         We are not a party or subject to any legal proceedings the outcome of which management believes would have a material adverse effect on our financial condition or results of operations.

Item 4. (Removed and Reserved).

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

    a) Market Information. Our common shares trade under the symbol "HIVV" in July 2001. Our common shares ceased trading on the OTCBB on February 19, 2004, because we were unable to maintain our full reporting status requirements for financial reasons. We continued trading on the Pink Sheets since February 20, 2004 under the symbol HIVV, until January 2011, when our symbol was changed to GRPI. We are unable to retrieve historical data on the trading price of our common stock between 2003 and 2011, but believe that the stock traded in the range of $0.01 and $0.35.


    b) Holders. As of September 30, 2003, there were 294 holders of record based on the records of our transfer agent. This number does not include beneficial owners of our common shares, of which we believe there are a substantial number whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

    e) Performance graph. Not applicable.

    f) Recent sales of Unregistered Securities. On October 29, 2002, we issued 300,000 shares of common stock each to Sheldon Cohen, Linda Fedko and Cliff Bodden as compensation for services rendered valued at $51,000. We also issued 250,000 shares of common stock to Irwin Rapoport as compensation for services rendered valued at $42,500. The issuance of these shares were made in reliance upon an exemption pursuant to Section 4(2) of the Act.

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

         On April 23, 2003, we issued 140,000 shares of common stock to Bondy Schloss, at $0.35 per share as compensation for legal services rendered to the company. These shares were issued in reliance upon an exemption pursuant to
Section 4(2) of the Act.

         On November 3, 2003, we issued 425,000 shares of common stock at $0.10 per share as compensation for legal and consulting services rendered to the company. These shares were issued in reliance upon an exemption pursuant to
Section 4(2) of the Act.

Item 5(b) Use of Proceeds.

Not applicable.

Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable.

Item 6.  Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management's Discussion And Analysis Financial Condition and Results of Operations.

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

Our Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. As a result, for the fiscal year ended September 30, 2003 and the period from January 10, 1997 (date of inception) to 2003 we incurred approximately $295,407, and $1,604,747 in research and development costs and $78,506 and $665,658 in general and administrative expenses, respectively. We incurred a net loss of approximately $510,450 or $(.06) per share based on 9,204,169 weighted average shares outstanding for the fiscal year ended September 30, 2003 compared to approximately $6,860,884 or $(2.22) per share based on 3,079,353 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2003.

We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2003. Through September 30, 2003 we have relied on advances of approximately $431,064 from our principal stockholders, trade payables of approximately $201,180, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,642,400 to support our limited operations. As of September 30, 2003, we had approximately $3,706 of cash and cash equivalents. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to terminate our operations and liquidate our business (see Note 1 to financial statements).

Our business plan for the next year is dependent on raising sufficient funding to implement implementing a Phase I/II trial in the United Kingdom through a Clinical Trial Authorisation (CTA) application with the Medicines and Healthcare Products Regulatory Agency (MHRA). We plan to apply for a CTA using the Clade B strain of the virus. The manufacture of the vaccine will be contracted out to a manufacturer located in either the UK or the USA.

We also plan, subject to financing, to initiate further trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia. using in non-human primates in parallel or preceding Phase I trials. We expect the regulatory approval process to take up to twelve months to complete. The proposed primate vaccine will be manufactured in Russia, under the supervision and quality control of various parties within and without Russia, including the Federal Russia AIDS Centre in Moscow and laboratories in Birmingham and London, U.K.

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

No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above. If the trials are successful, then we would hope to undertake a Phase I/II trial in the United States within two years of completion of Africa. There can be no assurance that we will be able to undertake such a trial in the United States, nor can the results of the trials in Russia and/or Africa and the UK be predicted.

We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through the next two years.. This amount would be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $7 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. To date, we have had very limited success in raising funds, and if we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

If we proceeded with our vaccine development, we would need to purchase approximately $500,000 in equipment in the next two years to be used for research and expanding testing laboratories. In addition, we would expect to hire an additional fifteen employees for both research and administrative support over the next two years.

We are anticipating that the sources of funds for the intended clinical trials will be the proceeds that we receive from the conversion of the Series B preferred stock, and possible assistance from Intracell in the form of a loan. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. However, the Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements.

We are also considering the acquisition of other technologies that might make financing the Company more viable.

Item 8. Financial Statements.

                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

        AND FROM INCEPTION (JANUARY 10, 1997) THROUGH SEPTEMBER 30, 2003



                                    CONTENTS

Report of Independent Registered Public Accounting Firm                       F1

Balance Sheets                                                                F2

Statements of Operations and Comprehensive Loss                               F3

Statements of Changes in Stockholders' Equity (Deficit)                  F4 - F7

Statements of Cash Flows                                                 F8 - F9

Notes to Financial Statements                                          F10 - F22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders of
HIV-VAC, Inc.


         We have audited the balance sheet of HIV-VAC, Inc. (a development stage company) as at September 30, 2003 and 2002 and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. as at September 30, 2003 and the results of its operations and comprehensive loss and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                                       "SF Partnership, LLP"

Toronto, Canada                                        CHARTERED ACCOUNTANTS
August 27, 2004


                                     - F1 -

HIV-VAC, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2003 and 2002
                                                            2003           2002

                                     ASSETS
Current
    Cash                                             $     3,706    $    18,577
    Prepaid and sundry assets                             19,972         18,056
                                                     -----------    -----------
                                                          23,678         36,633

Furniture and Equipment, Net (note 2)                     16,634         25,834

Other Assets
    Intangible assets, net (note 3)                      115,627        131,043
                                                     -----------    -----------

Total Assets                                         $   155,939    $   193,510
                                                     ===========    ===========

                                 LIABILITIES AND
                              STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable and accrued liabilities         $   214,659    $   319,023
    Advances from Related Parties (notes 4 and 11)       431,064        135,997
                                                     -----------    -----------

                                                         645,723        455,020
                                                     -----------    -----------

Stockholders' Deficit
    Preferred stock, $0.01 par value;
     10,000,000 shares authorized
       Series A, non-preferential;
        10,000 issued and outstanding                        100            100
       Series B, convertible, non-preferential;
        1,000,000 shares issued and outstanding           10,000         10,000

    Common stock, $0.001 par value;
     500,000,000 shares authorized
       9,406,669 (2003), 7,816,669 (2002) shares
       issued and outstanding, respectively                9,407          7,816

    Additional paid in capital                         6,393,851      6,098,041

    Deficit accumulated during the
     development stage                                (6,870,884)    (6,360,431)

    Treasury stock, at cost; 1,016 common stock and
     700,000 convertible series B preferred stock         (8,767)        (8,767)

    Accumulated other comprehensive loss                 (23,491)        (8,269)
                                                     -----------    -----------

Total Stockholders' Deficit                             (489,784)      (261,510)
                                                     -----------    -----------


Total Liabilities and Stockholders' Deficit          $   155,939    $   193,510
                                                     ===========    ===========



APPROVED ON BEHALF OF THE BOARD


         "Kevin Murray"
-----------------------------------
            Director


                                     - F2 -

HIV-VAC, INC.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
Years Ended September 30, 2003
and 2002 and for the Period
from January 10, 1997 (Inception) to September 30, 2003




                                              January 10,
                                                     1997
                                           (Inception) to
                                            September 30,
                                                     2003           2003           2002
Expenses
    Research and development costs            $ 1,604,747    $   295,407    $   354,195
    General and administrative                    665,658         78,506        340,439
    Legal fees                                  1,481,528         33,961         28,217
    Licensing fees                                635,500           --             --
    Patent fees                                 1,652,531         77,959         59,413
    Depreciation and amortization                 101,156         24,617         24,618
    Loss from disposal of assets                   30,195           --             --
                                              -----------    -----------    -----------

                                                6,171,315        510,450        806,882
                                              -----------    -----------    -----------

Loss from Operations                           (6,171,315)      (510,450)      (806,882)
                                              -----------    -----------    -----------

Other Income (Expense)
    Other expenses                               (261,162)          --             --
    Other income                                    3,774           --              359
                                              -----------    -----------    -----------

Total Other Income (Expense)                     (257,388)          --              359
                                              -----------    -----------    -----------

Loss from Continuing Operations                (6,428,703)      (510,450)      (806,523)

Loss from Discontinued Operations                (432,181)          --             --
                                              -----------    -----------    -----------

 Net Loss                                      (6,860,884)      (510,450)      (806,523)
                                              ===========    ===========    ===========

    Foreign currency translation adjustment       (23,491)       (15,222)        (1,059)

Comprehensive Loss                            $(6,884,375)   $  (525,672)   $  (807,582)
                                              ===========    ===========    ===========

Loss per weighted average number of
 shares outstanding - basic and diluted                      $     (0.06)   $     (0.19)
                                                             ===========    ===========

Weighted average number of shares
 outstanding - basic and diluted                               9,204,169      4,247,778
                                                             ===========    ===========


                                     - F3 -

HIV-VAC, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2003


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Issuance of shares to
 founders                        --    $     --            --    $        --          1,017  $           1
Net loss                         --          --            --             --           --             --
Merger with Nouveaux
 Corporation                     --          --            --             --            781              1
Additional investment
 by stockholders                 --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 1998     --          --            --             --          1,798              2
                             --------  ----------  ------------  -------------  -----------  -------------

Net loss                         --          --            --             --           --             --
Issuance of common stock
 under 504 offering              --          --            --             --        200,103            200
Issuance of common stock
 under 504 offering              --          --            --             --         92,463             92
Officers' compensation
 capitalized                     --          --            --             --           --             --
Issuance of common and
 series A preferred stock
 for license agreement         10,000         100          --             --         57,529             57
Purchase of treasury stock       --          --            --             --           --             --
Issuance of common stock         --          --            --             --            400              1
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 1999   10,000         100          --             --        352,293            352

Comprehensive loss               --
Net loss                         --          --            --             --           --             --
Other comprehensive loss
  Foreign currency
   translation adjustment        --          --            --             --           --             --

                                 --          --            --             --           --             --
Shares issued - acquisition
 of Lifeplan                     --          --            --             --          1,001              1
Forgiveness of
 stockholder debt                --          --            --             --           --             --
Issuance of common stock         --          --            --             --          4,548              4
Shares issued for license        --          --            --             --         31,252             31
Issuance of common stock         --          --            --             --            733              1
Shares issued for services       --          --            --             --         60,031             60
Issuance of common stock         --          --            --             --          4,600              5
Subscription received            --          --            --             --           --             --
Issuance of common stock         --          --            --             --          4,600              5
Issuance of common stock         --          --            --             --          6,352              6
Officers' compensation
 capitalized                     --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2000   10,000  $      100          --    $        --        465,410  $         465
                             ========  ==========  ============  =============  ===========  =============


                                     - F4 -

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Issuance of shares to
 founders                    $   --    $      507  $       --    $        --    $      --    $         508
Net loss                         --          --            --             --       (432,181)      (432,181)
Merger with Nouveaux
 Corporation                     --       350,458          --             --       (243,934)       106,525
Additional investment
 by stockholders                 --       342,108          --             --           --          342,108
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 1998     --       693,073          --             --       (676,115)        16,960
                             --------  ----------  ------------  -------------  -----------  -------------

Net loss                         --          --            --             --       (212,460)      (212,460)
Issuance of common stock
 under 504 offering              --        99,800          --             --           --          100,000
Issuance of common stock
 under 504 offering              --       139,908      (140,000)          --           --             --
Officers' compensation
 capitalized                     --        15,000          --             --           --           15,000
Issuance of common and
 series A preferred stock
 for license agreement           --        99,843          --             --           --          100,000
Purchase of treasury stock     (1,767)       --            --             --           --           (1,767)
Issuance of common stock         --         5,040          --             --           --            5,041
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 1999   (1,767)  1,052,664      (140,000)          --       (888,575)        22,774
                                                                                             -------------
Comprehensive loss
Net loss                         --          --            --             --     (2,622,708)    (2,622,708)
Other comprehensive loss
  Foreign currency
   translation adjustment        --          --            --           (9,240)        --           (9,240)
                                                                                             -------------
                                 --          --            --             --           --       (2,631,948)
Shares issued - acquisition
 of Lifeplan                     --         9,999          --             --        (17,227)        (7,227)
Forgiveness of
 stockholder debt                --         7,227          --             --           --            7,227
Issuance of common stock         --        99,986          --             --           --           99,990
Shares issued for license        --       635,469          --             --           --          635,500
Issuance of common stock         --        23,654          --             --           --           23,655
Shares issued for services       --     1,349,940          --             --           --        1,350,000
Issuance of common stock         --        99,985          --             --           --           99,990
Subscription received            --          --         140,000           --           --          140,000
Issuance of common stock         --        99,985          --             --           --           99,990
Issuance of common stock         --        99,984          --             --           --           99,990
Officers' compensation
 capitalized                     --        25,000          --             --           --           25,000
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2000 $ (1,767) $3,503,893  $       --    $      (9,240) $(3,528,510) $     (35,059)
                             ========  ==========  ============  =============  ===========  =============


                                     - F5 -

HIV-VAC, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2003
(Continued)


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance - September 30, 2000   10,000  $      100          --    $        --        465,410  $         465
Shares issued for services       --          --            --             --          5,003              5
Comprehensive loss
Net loss                         --          --            --             --           --             --
Other comprehensive loss:
  Foreign currency
   transaction adjustment        --          --            --             --           --             --

Comprehensive loss               --          --            --             --           --             --
Issuance of common
 for license                     --          --            --             --      3,000,000          3,000
Issuance of  series B
 preferred stock                 --          --       1,000,000         10,000         --             --
Officers' compensation
 capitalized                     --          --            --             --           --             --
Dividends - preferred
 B stock                         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2001   10,000  $      100     1,000,000  $      10,000    3,470,413  $       3,470
                             ========  ==========  ============  =============  ===========  =============

Balance - September 30, 2001   10,000  $      100     1,000,000  $      10,000    3,470,413  $       3,470
Net loss for year ended
 September 30, 2002              --          --            --             --           --             --
Purchase of Treasury Stock       --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
Officers compensation
 capitalized                     --          --            --             --           --             --
Shares issued for services       --          --            --             --        150,000            150
Shares issued for services       --          --            --             --        200,000            200
Shares issued to directors
 and officers                    --          --            --             --        300,000            300
Sale of treasury stock           --          --            --             --           --             --
Shares issued to officer
 for cash                        --          --            --             --        100,000            100
Shares issued to
 Intracell for debt              --          --            --             --      2,272,727          2,273
Shares issued to
 Intracell for debt              --          --            --             --      1,323,529          1,324
Convert Note for Options         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2002   10,000  $      100     1,000,000  $      10,000    7,816,669  $       7,817
                             ========  ==========  ============  =============  ===========  =============

Shares issued for to
 directors and officers          --          --            --             --        300,000            300
Shares issued for debt           --          --            --             --      1,290,000          1,290
Net loss                         --          --            --             --           --             --

Foreign currency
 translation adjustment          --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2003   10,000  $      100     1,000,000  $      10,000    9,406,669  $       9,407
                             ========  ==========  ============  =============  ===========  =============


                                     - F6 -

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance - September 30, 2000 $ (1,767) $3,503,893  $       --    $      (9,240) $(3,528,510) $     (35,059)
Shares issued for services       --        19,995          --             --           --           20,000
Comprehensive loss
Net loss                         --          --            --             --     (2,015,401)    (2,015,401)
Other comprehensive loss:
  Foreign currency
   transaction adjustment        --          --            --            2,030         --            2,030
                                                                                             -------------
Comprehensive loss               --          --            --             --           --       (2,013,371)
Issuance of common
 for license                     --     1,497,000          --             --           --        1,500,000
Issuance of  series B
 preferred stock                 --        10,000          --             --           --           20,000
Officers' compensation
 capitalized                     --        40,000          --             --           --           40,000
Dividends - preferred
 B stock                         --          --            --             --        (10,000)       (10,000)
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2001 $ (1,767) $5,070,888  $       --    $      (7,210) $(5,553,911) $    (478,430)
                             ========  ==========  ============  =============  ===========  =============

Balance - September 30, 2001 $ (1,767) $5,070,888  $       --    $      (7,210) $(5,553,911) $    (478,430)
Net loss for year ended
 September 30, 2002              --          --            --             --       (806,523)      (806,523)
Purchase of Treasury Stock    (10,000)       --            --             --           --          (10,000)
Other comprehensive loss         --          --            --           (1,059)        --           (1,059)
Officers compensation
 capitalized                     --        20,000          --             --           --           20,000
Shares issued for services       --        22,350          --             --           --           22,500
Shares issued for services       --        31,800          --             --           --           32,000
Shares issued to directors
 and officers                    --        59,700          --             --           --           60,000
Sale of treasury stock          3,000      12,000          --             --           --           15,000
Shares issued to officer
 for cash                        --        19,900          --             --           --           20,000
Shares issued to
 Intracell for debt              --       497,727          --             --           --          500,000
Shares issued to
 Intracell for debt              --       223,676          --             --           --          225,000
Convert Note for Options         --       140,000          --             --           --          140,000
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2002 $ (8,767) $6,098,041  $       --    $      (8,269) $(6,360,434) $    (261,512)
                             ========  ==========  ============  =============  ===========  =============

Shares issued for to
 directors and officers          --        49,800          --             --           --           50,100
Shares issued for debt           --       246,010          --             --           --          247,300
Net loss                         --          --            --             --       (510,450)      (510,450)

Foreign currency
 translation adjustment          --          --            --          (15,222)        --          (15,222)
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2003 $ (8,767) $6,393,851  $       --    $     (23,491) $(6,870,884) $    (489,784)
                             ========  ==========  ============  =============  ===========  =============

                                     - F7 -

HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2003 and 2002 and for the Period
from January 10, 1997 (Inception) to September 30, 2003
                                                         January 10,
                                                                1997
                                                      (inception) to
                                                       September 30,
                                                                2003           2003           2002
Cash Flows from Operating Activities
    Net loss                                             $(6,860,884)   $  (510,450)   $  (806,523)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Amortization and depreciation                         101,156         24,617         24,618
       Officers' compensation capitalized                    100,000           --           20,000
       Other expenses relating to Noveaux
        and Lifeplan acquisition                             261,163           --             --
       Issuance of stock for services                      1,424,500           --           54,500
       Issuance of stock for licensing fees                  635,500           --             --
       Issuance of stock to directors and
        officers' compensation                               110,100         50,100         60,000
       Issuance of option for note payable, current          140,000           --          140,000
       Issuance of stock for fees and current debt           972,300        247,300        725,000
       Issuance of stock for patent fees                   1,500,000           --             --
       Income (loss) from foreign currency transaction       (23,491)       (15,222)        (1,059)
       Decrease in notes payable                            (140,000)          --         (140,000)
       Increase in prepaid expenses                          (19,971)        (1,916)       (18,055)
       Increase (decrease) in accounts payable               201,180       (104,367)       279,186
                                                         -----------    -----------    -----------

                                                          (1,598,447)      (309,938)       337,667
                                                         -----------    -----------    -----------
Cash Flows from Investing Activities
    Purchase of patent rights                                (85,000)          --             --
    Purchase of furniture and equipment                      (48,416)          --             --
    Purchase of treasury stock                               (11,767)          --          (10,000)
    Cash required in acquisition                             120,272           --             --
                                                         -----------    -----------    -----------

                                                             (24,911)          --          (10,000)
                                                         -----------    -----------    -----------
Cash Flows from Financing Activities
    Proceeds from issue of preferred stock series B           10,000           --             --
    Proceeds from issuance of common stock                   689,164           --           20,000
    Proceeds from notes payable                              140,000           --             --
    Proceeds from sale of treasury stock and warrants         15,000           --           15,000
    Proceeds (repayment) from advances
     from related parties                                    431,064        295,067       (385,517)
    Payment of stockholder's loan                               (272)          --             --
    Proceeds from additional paid in capital                 342,108           --             --
                                                         -----------    -----------    -----------

                                                           1,627,064        295,067       (350,517)
                                                         -----------    -----------    -----------

Net Increase (Decrease) in Cash                                3,706        (14,871)       (22,850)

Cash - beginning of  year                                       --           18,577         41,427
                                                         -----------    -----------    -----------

Cash - end of year                                       $     3,706    $     3,706    $    18,577
                                                         ===========    ===========    ===========



                                     - F8 -

HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)
Years Ended September 30, 2003 and 2002 and for the Period from January 10, 1997 (Inception) to September 30, 2003


                                                          January 10
                                                                1997
                                                      (Inception) to
                                                       September 30,
                                                                2003           2003           2002

Supplemental Disclosure of Cash Flow Information

Non Cash Transactions:
    Capitalized officers' compensation                   $   100,000    $      --      $    20,000
                                                         ===========    ===========    ===========

    Issuance of common shares for Noveaux merger         $   106,525    $      --      $      --
                                                         ===========    ===========    ===========

    Issuance of common shares for license                $   735,500    $      --      $      --
                                                         ===========    ===========    ===========

    Issuance of common shares for patent fees            $ 1,500,000    $      --      $ 1,500,000
                                                         ===========    ===========    ===========

    Issuance of common shares for Lifeplan merger        $    50,000    $      --      $      --
                                                         ===========    ===========    ===========

    Issuance of common shares for services               $ 1,424,500    $      --      $    54,500
                                                         ===========    ===========    ===========

    Issuance of stock to directors and officers          $   110,100    $    50,100    $    60,000
                                                         ===========    ===========    ===========

    Issuance of options for note                         $   140,000    $      --      $   140,000
                                                         ===========    ===========    ===========

    Issuance of stock for debt                           $   972,300    $   247,300    $   725,000
                                                         ===========    ===========    ===========

    Preferred B stock dividend                           $    10,000    $      --      $    10,000
                                                         ===========    ===========    ===========

    Forgiveness of stockholder debt                      $     7,227    $      --      $      --
                                                         ===========    ===========    ===========



                                     - F9 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


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

      Summary of Significant Accounting Policies

      a)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended September 30, 2003, 2002, 2001 and 2000, the Company experienced net losses of $510,450, $806,523, $2,026,846 and $2,628,432 respectively.

            The Company also failed to make payments under the licensing agreement with The University of Birmingham (as disclosed in Note 9
            (f)) and under a consulting agreement entered into with Intracell Vaccines (as disclosed in Note 9 (g)). As a result, both of these agreements may be terminated at any time upon receipt of sixty days notice. Although the Company had not received notice from either The University of Birmingham or Intracell Vaccines, there is no assurance that either of these parties will not choose to terminate these agreements at any time. Should either party choose to terminate their agreement, it would have a substantial negative impact on the Company and the Company would, most likely, have to cease operations.

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


                                     - F10 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


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

      c)    Furniture and Equipment

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

      d)    Intangible Assets

            Intangible assets consist of licensing rights.

            The licensing rights are being amortized over the remaining estimated useful life of 12 years commencing April 1999 using the straight-line method of accounting.

            Accumulated amortization at September 30, 2003 and 2002 was as follows:


                                                           2003            2002

            License                               $      69,373   $      53,957
                                                  -------------   -------------

                                     - F11 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


1.    Operations and Summary of Significant Accounting Policies (cont'd)

      e)    Impairment of Long-Lived Assets

            In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in
            Note 1(a), the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

      f)    Financial Instruments

            The carrying amounts reported on the balance sheets for cash, accounts payable and accrued liabilities, and advances from related parties approximate their fair values.

      g)    Income Tax

            The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      h)    Translation of Foreign Currency

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



                                     - F12 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


1.    Operations and Summary of Significant Accounting Policies (cont'd)

      i)    Loss Per Share

            Basic loss per share, which does not include any dilutive securities, is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. See Note (5). In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is anti-dilutive.

      j)    Stock Based compensation

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

      k)    Segment Reporting

            SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve one reportable segment.

      l)    Concentration of Credit Risk

            SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash with a major Canadian financial institution.


                                     - F13 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


1.    Operations and Summary of Significant Accounting Policies (cont'd)

      m)    Recent Accounting Pronouncements

            In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The adoption of SFAS No. 146 did not have a material impact on the financial position or results of operations of the Company.

            In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when
            (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either
            (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and
            (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

            In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a material impact on the Company's Consolidated Financial Statements.



                                     - F14 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


2.    Furniture and Equipment, Net

                                                  2003                     2003
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      Furniture and equipment  $  48,416  $     31,782  $  48,416  $     22,582
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $     16,634             $     25,834
                                          ------------             ------------

      Depreciation expenses for the years ended September 30, 2003 and 2002 were $9,200 and $9,200, respectively.


3.    Intangible Assets, Net

                                                  2003                     2003
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      License                  $ 185,000  $     69,373  $ 185,000  $     53,957
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $    115,627             $    131,043
                                          ------------             ------------

      Depreciation expenses for the years ended September 30, 2003 and 2002 were $15,418 and $15,418, respectively.


4.    Advances from Related Parties

                                                             2003          2002

        Intracell Vaccines                           $    362,406  $     82,156
        Directors and officers of the companies            68,658        53,841
                                                     ------------  ------------

                                                          431,064       135,997
                                                     ============  ============


      Intracell Vaccines is the controlling shareholder of the Company. The payable arises from consulting fees as referred to in notes 9(g) and 11.

      These advances are non-interest bearing and have no specified terms for repayment.



                                     - F15 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


5.    Loss Per Share

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


6.    Licensing Agreement

      On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited ("Intracell") whereby the Company issued 57,500 shares of common stock, 10,000 shares of preferred stock, stock options to Intracell's stockholders to purchase at par value, 300,000 shares of the Company's common stock, conditional on the outcome of three separate events (See Note 9(b)) and $85,000 in cash in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK (See Note 7(g)). The options have not been valued since they are subject to contingencies.

      As part of the agreement dated March 15, 1999, the Company agreed to make minimum royalty payments in advance, of $76,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents.

      On April 6, 1999, this agreement was amended to include an anti-dilution clause which provided for Intracell and its stockholders to maintain an equity position of 60% of the common shares of the Company until the Company had raised $5 million. Specifically, when the Company issued stock to others, the anti-dilution clause provides Intracell and its stockholders with the option to acquire, at par value, a like number of shares thus allowing that Intracell and its stockholders maintain their 60% interest in the Company. During the year ended September 30, 2000, the Company issued 31,235 common stock to Intracell pursuant to the anti-dilution clause; See Note 7(j), 7(k), 7(m), 7(o), and 7(p). The value of the shares issued to Intracell were recognized in operations as licensing fees.

      Subsequently, on August 7, 2001, upon determining that the Company had breached the Intracell license agreement, the Company granted Intracell 3,000,000 shares of common stock at a market value of $1.5 million, the option to acquire 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin, the option to acquire an additional 2,500,000 shares of common stock at $1.00 per share when Phase III human trials begin, and an option to acquire 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government. See Note 7(s). The value of shares issued to Intracell has been recognized as patent fees.




                                     - F16 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


7.    Stockholders' Equity (Deficit)

      Common and preferred stock were issued as follows:

      a) Sale of common stock - In April 1998, the Company issued 1,016 shares of common stock to the Company's founders at par value for cash of $508.

      b) In April 1998, the Company issued 780 shares of common stock to acquire 100 percent of the issued and outstanding shares of Nouveaux Corporation. See Note 8 (a).

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

      g) On April 6, 1999, the Company issued 57,500 shares of common stock and 10,000 shares of preferred stock, Series A, for an aggregate amount of $99,900 and $100 respectively, in exchange for the exclusive right to the worldwide license for the development and distribution of a HIV vaccine to combat aids (See Note 6). Each share of preferred stock has 3,000 votes per common share at any meeting of the stockholders where votes are submitted.

      h) On September 27, 1999, 400 shares of common stock were issued for an aggregate amount of $5,041.

      i) On March 8, 2000, the Company issued 1,000 shares of common stock for the merger of Life Plan (See Note 8(b)).

      j) On May 26, 2000, the Company issued 4,546 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 6,819 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 6).

      k) On June 29, 2000 the Company issued 733 shares of common stock for an aggregate amount of $23,655. Concurrently, the Company also issued 1,100 shares of common stock with an aggregate value of $35,500 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 6).

      l) On June 29, 2000, the Company issued 30,000 shares of common stock for an aggregate amount of $675,000 in legal services.



                                     - F17 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


7.    Stockholders' Equity (Deficit) (cont'd)

      m) On July 5, 2000 the Company issued 4,598 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 6,896 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement. (See Note 6).

      n) On July 24, 2000, The Company issued 30,000 shares of common stock for an aggregate amount $675,000 in legal services.

      o) On July 27, 2000 the Company issued 4,598 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 6,896 shares of common stock with an aggregate value of $150,000 to Intracell under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 6).

      p) On August 21, 2000, the Company issued 6,349 shares of common stock for an aggregate amount of $99,990. Concurrently, the Company issued 9,525 shares of common stock with an aggregate value of $150,000 to Intracell Vaccines Ltd under the terms of the anti-dilution provision of the Assignment of License Agreement (See Note 6).

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

      s) On August 7, 2001, the Company amended its license agreement with Intracell. The amendment called for Intracell to waive its right to terminate the agreement due to the Company's failure to raise $1,500,000 pursuant to Section 9.1(b) of the agreement dated April 6, 1999 in exchange for the following:

            i)  3,000,000 shares of common stock

            ii) options to acquire 7,500,000 shares of the Company's common stock. See Note (6).

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



                                     - F18 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


7.    Stockholders' Equity (Deficit) (cont'd)

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

      ac) On October 30, 2002, the Company issued 300,000 shares of common stock for an aggregate amount of $50,100 for services rendered by the directors and officers of the Company.

      ad) On October 31, 2002, the Company issued 1,150,000 shares of common stock under debt settlement agreements with a total value of $195,500.

      ae) On April 23, 2003, the Company issued 140,000 shares of common stock for an aggregate amount of $51,800 for legal fees for services rendered to the Company during the previous 18 months.


8.    Business Combinations

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



                                     - F19 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


9.    Commitments and Contingencies

      a) The Company leases office space in the United Kingdom. The lease provides for annual rental payments totaling 2,000 pounds per year, or approximately $3,400, at the exchange rate at September 30, 2003. Future minimum lease payments using the exchange rate at September 30, 2003 are as follows:

                              2004               $   3,400

            Rent expense for the years ended September 30, 2003 and 2002 was $15,407 and $18,794 respectively.

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

                  None of the contingencies had been met at September 30, 2003. The options expire on April 1, 2004.

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

      d) Stock Options - On September 2, 2002, the Company provided Trinity Funding, an option to purchase 800,000 common shares, in settlement of the note payable of $140,000 to Trinity Funding. The exercise price of the option was determined to be the average market price of common shares over the 20 trading days prior to exercise, less a discount of 35% or $.50 per share, whichever is higher. The options expire on December 31, 2003.

      e) Warrants - On July 29, 2002, the Company issued stock warrants to acquire 3,000,000 shares of the Company's common stock at $1.50 per share. The warrants expire in December 2003.



                                     - F20 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


9.    Commitments and Contingencies (cont'd)

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


10.   Income Taxes

                                                             2003          2002

      Temporary differences                          $     33,400  $     25,300
      Loss carryforwards                                1,834,800     1,666,500
      Allowance for valuation                          (1,868,200)   (1,691,800)
                                                     ------------  ------------

                                                     $       --    $       --
                                                     ============  ============

      At September 30, 2003, net operating losses of approximately $ 5,560,000 are available for carryforward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a full valuation reserve has been provided against the Company's deferred tax assets.


11.   Related Party Transactions

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount:

                                                             2003          2002
      Amounts Paid to a Shareholder

        Consulting fees paid to Intracell Vaccines
         included in Research and development costs  $    280,000  $    280,000


12.   Stockholders' Restrictions

      The stockholders of the Company have a pre-emptive right regarding the purchase of stock. Furthermore, the transfer of certain stock is restricted, in accordance with the regulations of the Securities and Exchange Commission.




                                     - F21 -

HIV-VAC, INC.
Notes to Financial Statements
September 30, 2003


13.   Fair Value of Financial Instruments

      The estimated fair value of the Company's financial instruments as of September 30, 2003 and 2002 are as follows:

                                               2003                2002
                                        Carrying      Fair  Carrying      Fair
                                          Amount     Value    Amount     Value
                                        --------  --------  --------  --------


      Assets
        Cash                            $  3,706  $  3,706  $ 18,577  $ 18,577

      Liabilities
        Accounts payable and
         accrued liabilities             645,723   645,723   455,020   455,020
        Advances from related parties    431,064   431,064   135,997   135,997


14.   Subsequent Events

      On November 3, 2003, the Company issued 425,000 common stock for an aggregate amount of $42,500 for legal and consulting services rendered to the Company.

      On December 31, 2003, stock options to purchase 800,000 common stock of the Company expired. No options were exercised.

      On December 31, 2003, stock warrants to purchase 3,000,000 common stock of the Company expired. No warrants were exercised.












                                     - F22 -

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer has concluded that the disclosure controls and procedures were not effective as of September 30, 2003. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The registrant has been delinquent in its SEC filing. Management has only recently prepared the required reports for filing. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of Kevin Murray, chairman of the board, who was chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Mr. Murray has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of September 30, 2003, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended September 30, 2003. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

                                    PART III

Item 10. Director's And Executive Officers Promoters and Corporate Goverance.

Directors and Executive Officers

Our directors and executive officers at 30 September 2003 were as follows

NAME                       AGE         POSITION
--------                   ---         --------------
Kevin W Murray             50          Chairman of the Board, President and CEO
Gordon R B Skinner         62          Director, Director of Research
Sally Del Principe         48          Director,
John Palethorpe            59          Vice President

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

Sally Del Principe has served as a director of the company since June 2001. She is a resident of United Kingdom and since 1992 has been a partner in Lupton Del Principe Associates, a private company which specializes in credit insurance brokerage. Mrs. Del Principe has spent a considerable portion of her working life in Southern Africa and will play a key role in developing the HIV/AIDS vaccine in the African continent. She resigned in 2010.

John Palethorpe has served as a Vice President since April of 1999. Since 1979, Mr. Palethorpe has been the Chairman and Managing Director of Stourbridge Forklift Co. Ltd., a company that acts as an agent for the sale of Desta and Hyundai Forklifts. He is also the Chairman and managing director of the following companies: Randcrown Ltd., a property and investment company incorporated in 1979; J.Rigg Construction Ltd a property maintenance and repair company incorporated in 1979; and Tionmartin Ltd., a company that sells used forklifts and has been incorporated since 1975 and Vaccine Research International Plc, a corporation involved in the development of a Staphyloccocal vaccine. He has been involved in the financing of the development of our proposed vaccine since 1993. He resigned in 2010.

         There are no familial relationships between any of the Company's executive officers and directors.

         Conflicts of Interest

         Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Kevin Murray, our president, director and CEO, and Dr. Gordon Skinner, our director of research are also officers and directors and each holders of 33% of the outstanding common stock of Intracell Vaccines Limited, a company incorporated on the Isle of Mann and holder of 67.97% of our common stock and 100% of our Series A preferred stock. In addition, John Palethorpe, our vice president is also a holder of 33% of the outstanding common stock of Intracell Vaccines Limited. Our management, together, both directly and indirectly, hold 75.62% of our common stock and 100% of our Series "A" preferred shares. There can be no assurance that management will resolve all conflicts of interest in favor of HIV-VAC. Failure of management to conduct HIV-VAC's business in its best interest may result in liability of the management to HIV-VAC.

         Section 16(a) Beneficial Ownership Reporting Compliance .

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's common stock and other equity instruments of the Company. To the Company's knowledge, the Company's directors and officers have not complied with the requirement.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11. Executive Compensation.

         As of the fiscal year ended September 30, 2003, our executive officers have received compensation from us as follows:

                        Annual Compensation      Long Term Compensation
                        -------------------      ----------------------
                                                          Stock Awards
                         Fiscal                            and Other
Name and Position         Year      Salary       Bonus    Compensation
Kevin Murray              2001       $  -        $  -      $  -
Chairman and CEO          2002       $  -        $  -      $ 20,000(1)
                          2003       $  -        $  -      $ 20,000(1)

Dr. Gordon Skinner        2001       $  -        $  -      $  -
Director, Director of     2002       $  -        $  -      $ 20,000(1)
Research                  2003       $  -        $  -      $ 20,000(1)

Sally Del Principe        2001       $  -        $  -      $  -
Director and CFO          2002       $  -        $  -      $ 10,000(2)
                          2003       $  -        $  -      $ 10,000(2)

John Palethorpe           2001       $  -        $  -      $  -
Vice President            2002       $  -        $  -      $ 10,000(2)
                          2003       $  -        $  -      $ 10,000(2)

         --------------------------------------
         (1)Represents the issuance of 100,000 shares of our common stock at $0.20 per share.
         (2)Represents the issuance of 50,000 shares of our common stock at $0.20 per share.

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

         Our executives, Messrs. Skinner, Murray and Palethorpe have not received any compensation from Intracell Vaccines Limited for the years 2001, 2002 and 2003.


Item 12. Security Ownership Of Certain Beneficial Owners And Management and related stockholder matters.

         The following chart sets forth certain information with respect to the beneficial ownership of the common stock and the Series A preferred stock of the
Company as of June 8, 2005): (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers
(defined below), and (iv) all directors and executive officers as a group. As of
June 8, 2005, the Company had 9,831,669 shares of common stock outstanding,
10,000 Series A preferred shares outstanding and 1,000,000 Series B preferred shares outstanding.
                                                                             Percentage
Name and Address                 Title of Class               # of shares    of Class
----------------                 --------------               -----------    ----------
Kevin W. Murray                  Common Stock                 2,445,098(1)      24.86%
14  Laurel Blvd
Collingwood, Ontario Canada      Series A Preferred Stock         3,333(2)      33.33%
L9Y 4L8

Gordon Skinner                   Common Stock                 2,445,098(1)      24.86%
Harborough Banks
Old Lapworth Rd                  Series A Preferred Stock         3,333(2)      33.33%
Solihill B94 6Ld
United Kingdom

John Palethorpe                  Common Stock                 2,445,098(1)      24.86%
Knoll Hill
Belbroughton Road                Series A Preferred Stock         3,333(2)      33.33%
Blakedown, Kidderminster
9YLD 3LN
United Kingdom

Sally Del Principe               Common Stock                   100,000          1.02%
Sunny Bank House
32 Moorhall Lane
Stourport on Severn
Worcestershire
DY13 8RB
United Kingdom

Directors and Officers           Common Stock                 7,435,294(1)      75.62%
as a Group                       Series A Preferred Stock        10,000(2)        100%

Intracell Vaccines Limited (3)   Common Stock                 6,683,244         67.97%
                                 Series A Preferred Stock        10,000(2)        100%

Tradebay Investments Ltd.        Common Stock                 3,000,000(4)      30.51%

-------------------------------------------
(1) The shares of common stock are owned both directly and through the executives' indirect shareholdings in Intracell Vaccines Limited.
(2) The shares of Series A preferred stock are owned both directly and through the executives' shareholdings in Intracell Vaccines Limited. Each share of Series A preferred stock entitles the holder to 3,000 votes at a shareholder's meeting.
(3) All of the outstanding shares of Intracell Vaccines Limited are owned equally by Dr. Gordon Skinner, Kevin Murray and John Palethorpe. (4) Consists of 3,000,000 common shares issuable upon the conversion of Series B preferred stock held by Tradebay Investments. Rosemary Hunter is the sole Officer and Director of Tradebay Investments Ltd.

         Securities Authorized for Issuance Under Equity Compensation Plans

         As of the end of the fiscal year, the Company does not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 13. Certain Relationships And Related Transactions and Director
         Independence.

         As noted above in more detail under the caption License Agreement and Consulting Agreement on page 7, we have a consulting agreement with Intracell Vaccines Limited. Kevin Murray, our president, director and CEO, and Dr. Gordon Skinner, our director of research are also officers and directors and each holders of 33.3% of the outstanding common stock of Intracell Vaccines Limited, a company incorporated on the Isle of Mann and holder of 67.97 % of our common stock and 100% of our Series A preferred stock. In addition, John Palethorpe, our vice president is also a holder of 33.3% of the outstanding common stock of Intracell Vaccines Limited. The Consulting Agreement, which is described under such caption, provides for reimbursement of certain expenses and payment to Intracell Vaccines of a fee of $70,000 per quarter during the year ended September 2003, and a fee of $20,000 per quarter commencing October 01, 2003 until the company has funding to continue its research at which time the agreement will be re-negotiated.

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

Director Independence. The Company's board of directors at September 30, 2003, consists of Kevin W. Murray, Gordon Skinner and Sally del Principe. Mr. Murray and Dr Skinner are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the year ended September 30, 2003, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14. Principal Accounting Fees and Services.

Audit Fees. We paid aggregate fees and expenses of approximately $32,875 and $12,140, respectively, during 2002 and 2003, respectively, for work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from S F Partnership LLP for the years September 30, 2002 and 2003, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from S F Partnership LLP during 2002 and 2003.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the years ended September 30, 2002 and 2003 were approved by the board of directors pursuant to its policies and procedures.


ITEM 15. Exhibits, Financial Statement Schedules

     (a) Exhibits:
     (a)(1) List of Financial statements included in Part II hereof

     Balance Sheets, September 30, 203 and 2002
     Statements of Operations for the years ended September 30, 2003 and 2002 Statements of Stockholders' Equity (Deficit) for the years ended September
      30, 2003 and 2002
     Statements of Cash Flows for the years ended September 30, 2003 and 2002 Notes to the Financial Statements

     (a)(2)  List of Financial Statement schedules included in Part IV hereof:
    None
     (a)(3)  Exhibits

  Exhibit
   Number     Description
  -------     -----------

    3.1 Articles of Incorporation, filed as Exhibit to the Form 10-QSB filed May 16, 2000.
    3.2 Amended Articles of Incorporation, filed as Exhibit to the Form 10-QSB filed August 14, 2001.
    3.3       By-laws, filed as Exhibit to Form 10-QSB filed May 16, 2000.
    3.4 Certificate of Amendment to Certificate of Incorporation, dated as of May 15, 2001, filed as Exhibit to the Form 10-QSB filed August 14, 2001.
    10.1 License agreement between University of Birmingham and Intracell Vaccines Ltd dated November 5, 1998, filed as and Exhibit to the Amended Form 10-KSB filed Oct 22, 2002.
    10.2 License Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd., filed as an Exhibit to the Registration Statement on Form SB-2 filed August 22, 2001.
    10.3 Consulting Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd., filed as and Exhibit to the Form 10-KSB filed on January 13, 2003.
    10.4 Extension of Consulting Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd. dated May 26, 2003, filed January 13, 2003
    10.5 Debt Settlement Agreement between HIV-VAC, Inc. and Sheldon Cohen filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
    10.6 Debt Settlement Agreement between HIV-VAC, Inc. and Irwin Rapoport, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
    10.7 Debt Settlement Agreement between HIV-VAC, Inc. and Lina Fedko, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
    10.8 Debt Settlement Agreement between HIV-VAC, Inc. and Cliff Bodden, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
    10.9 Stock Option Agreement between HIV-VAC, Inc. and Trinity Funding, Inc., dated September 2, 2002 filed January 13, 2003.
    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K:

         During the period covered by this report, we did not file any current reports on Form 8-K.


Item 14.  Controls and Procedures.

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Kevin W. Murray, the Company's Chief Executive Officer, President and CFO, supervised and participated in this evaluation. Based on this evaluation, Kevin W. Murray concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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


By: /s/ KEVIN W MURRAY         Chairman of the Board          August 31, 2010
    ------------------         President & CEO & CFO
    Kevin Murray

                                  HIV-VAC, INC.
                            FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that HIV-VAC, Inc. ("HIV-VAC") filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with HIV-VAC, employees may be called upon to provide information to assure that HIV-VAC's public reports are complete, fair, and understandable. HIV-VAC expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to HIV-VAC's public disclosure requirements.

HIV-VAC's Finance Department bears a special responsibility for promoting integrity throughout HIV-VAC, with responsibilities to stakeholders both inside and outside of HIV-VAC. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout HIV-VAC as a whole that ensures the fair and timely reporting of HIV-VAC's financial results and conditions. Because of this special role, the CEO, CFO, and all members of HIV-VAC's Finance Department are bound by HIV-VAC's Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

- Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that HIV-VAC files with, or submits to, government agencies and in other public communications.

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

- Achieve responsible use of, and control over, all HIV-VAC assets and resources employed by, or entrusted to yourself, and your department.

- Receive the full and active support and cooperation of HIV-VAC's Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of HIV-VAC's Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.