Form 10-Q
period 2003-12-31
Grupo International Inc
filed 2011-10-19
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________
                          Commission File No. 000-30603

                                  HIV-VAC, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                        86-0876846
            ------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
                                 14 Laurel Blvd,
                       Collingwood, Ontario Canada L9Y 5A8
                       -----------------------------------
          (Address of principal executive offices, Including zip code)

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

The number of shares of Common Stock outstanding was 10,430,652 as of August 5, 2011.

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF DECEMBER 31, 2003 (UNAUDITED)                           3

         CONDENSED STATEMENTS OF OPERATIONS
            NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 AND
            NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2003 (UNAUDITED)                                    4

         CONDENSED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2003 (UNAUDITED)                                   5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                7-12

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           13
        AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK               15

ITEM 4. CONTROLS AND PROCEDURES                                             15

PART II-- OTHER INFORMATION                                                 16

ITEM 1. LEGAL PROCEEDINGS                                                   16

ITEM 1A RISK FACTORS                                                        16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     16

ITEM 4. REMOVED OR RESERVED                                                 16

ITEM 5. OTHER INFORMATION                                                   16

ITEM 6. EXHIBITS                                                            16
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS
                                                   December 31,   September 30,
                                                       2003            2003
                                                  -------------   -------------
Current Assets
  Cash and equivalents                            $       2,605   $       3,706
  Prepaid expenditure                                      --            19,972
                                                  -------------   -------------
     Total current assets                                 2,605          23,678
                                                  -------------   -------------

Furniture and equipment, net                             14,334          16,634
                                                  -------------   -------------
Other Assets
  Intangible assets, net                                111,773         115,627
                                                  -------------   -------------
Total assets                                      $     128,712   $     155,939
                                                  =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts Payable                                   218,570         200,659
     Accrued Liabilities                                 24,000          14,000
     Advances from related parties                      452,664         431,064
                                                  -------------   -------------
     Total Current Liabilities                          695,234         645,723
                                                  -------------   -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized Series A,
    non-preferential; 10,000 issued and
    Outstanding                                             100             100
   Series B, convertible, non-preferential;
    1,000,000 and -0- shares issued and
    outstanding, respectively                            10,000          10,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,831,669 and 9,406,669 shares issued
    and outstanding, respectively                         9,831           9,407
   Additional paid in capital                         6,435,925       6,393,851
   Deficit accumulated during
    the development stage                            (6,976,509)     (6,870,884)
   Treasury stock, at cost; 1,016 common
    stock and 700,000 Preferred Stock, Series B          (8,767)         (8,767)
   Accumulated other comprehensive loss                 (37,102)        (23,491)
                                                  -------------   -------------
    Total stockholders' equity (deficit)               (566,520)       (489,784)
                                                  -------------   -------------
    Total liabilities and
      stockholders' equity (deficit)              $     128,712   $     155,939
                                                  =============   =============

See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     FOR THE QUARTERS ENDED DECEMBER 31, 2003, 2002 AND FOR THE PERIOD FROM
               JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2003
                                                                   Period from
                                                                   January 10,
                                                                      1997
                                       Quarter        Quarter      (Inception)
                                        Ended          Ended           to
                                     December 31,   December 31,   December 31,
                                        2003           2002           2003
                                     ------------   ------------   ------------
Expenses
  Research and development costs           24,280         73,862      1,659,026
  General and administrative               40,720         61,919        676,378
  Legal fees                               14,500          5,000      1,496,028
  Licensing fees                          635,500
  Patent fees                              19,971         18,055      1,672,502
  Depreciation and amortization             6,154          6,154        107,309
  Loss from disposal of assets               --             --           30,195
                                     ------------   ------------   ------------
                                          105,625        164,990      6,276,938
                                     ------------   ------------   ------------

    Loss from operations                 (105,625)      (164,990)    (6,276,938)
                                     ------------   ------------   ------------
Other Income (Expense)
  Other expenses                             --             --         (261,162)
  Interest income                            --             --            3,774
                                     ------------   ------------   ------------
    Total other income (expense)             --             --         (257,388)
                                     ------------   ------------   ------------

    Loss from continuing operations      (105,625)      (164,990)    (6,534,326)

Loss from discontinued operations            --             --         (432,181)
                                     ------------   ------------   ------------

Net loss                                 (105,625)      (164,990)    (6,966,507)
                                     ============   ============   ============
                                          (13,611)        (7,741)       (37,102)
                                     ------------   ------------   ------------
  Foreign Currency
   Translation Adjustment

Comprehensive Loss                        118,656        172,731      7,003,609
                                     ============   ============   ============

  Stock Outstanding -
   Basic and Diluted                 $      (0.01)  $      (0.02)
                                     ============   ============

Weighted average number of common
 shares outstanding during
 period - basic and diluted             9,674,604      8,065,760
                                     ============   ============


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2003 AND 2002 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2003 (UNAUDITED)


                                                     Period from
                                                      January 10,
                                                         1997
                                                      (Inception)    For the Three Months Ended
                                                          to         ----------------------------
                                                     December 31,    December 31,    December 31,
                                                         2003            2003            2002
                                                     ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net loss                                           $ (6,966,507)   $   (105,625)   $   (164,990)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                        107,310           6,154           6,154
     Officers' compensation capitalized                   100,000            --              --
     Other expenses relating to Noveaux
      and LifePlan acquisitions                           261,163            --              --
     Issuance of stock for licensing fees                 635,500            --              --
     Issuance of stock for  directors and
      officers compensation                               110,100            --            50,100
     Issuance of stock for patent fees                  1,500,000            --              --
     Issuance of stock for fees and current debt        2,439,300          42,500         195,500
     Issuance of stock for note payable                   140,000            --              --
     Decrease  in prepaid expenditure                        --            19,972          18,055
     (Decrease) in notes payable                         (140,000)           --              --
     Increase in payable and accrued liabilities          191,984          14,297         (74,752)
                                                     ------------    ------------    ------------

Net Cash Used in Operating Activities                  (1,621,150)        (22,702)         60,007
                                                     ------------    ------------    ------------

Cash Flow From Investing Activities:
   Purchase of patent rights                              (85,000)           --              --
   Purchase of furniture and equipment                    (48,416)           --              --
   Purchase of treasury stock                             (11,767)           --              --
   Cash acquired in acquisition                           120,272            --              --
                                                     ------------    ------------    ------------

Net Cash Used in Investing Activities                     (24,911)           --              --
                                                     ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B         10,000            --              --
   Proceeds from issuance of common stock                 689,164            --              --
   Preferred dividends paid                                  --              --              --
   Proceeds from notes payable                            140,000            --              --
   Proceeds from advances from related parties            452,666          21,601         (70,000)
   Proceeds from sale of treasury stock and
   warrants                                                15,000            --              --
   Payment of stockholder's loan                             (272)           --              --
   Proceeds from additional paid in capital               342,108            --              --
                                                     ------------    ------------    ------------
Net Cash Provided by Financing Activities               1,648,666          21,601         (70,000)
                                                     ------------    ------------    ------------

Net increase (decrease) in cash                             2,605          (1,101)         (9,933)
Cash and equivalents at beginning of period                  --             3,706          18,577
                                                     ------------    ------------    ------------
Cash and equivalents at end of period                $      2,605    $      2,605    $      8,644
                                                     ============    ============    ============




                                                     Period from
                                                      January 10,
                                                         1997
                                                      (Inception)    For the Three Months Ended
                                                          to         ----------------------------
                                                     December 31,    December 31,    December 31,
                                                         2003            2003            2002
                                                     ------------    ------------    ------------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Non Cash Transactions:
   Issuance of common shares for Noveaux merger      $    106,525    $       --      $       --
                                                     ============    ============    ============
   Issuance of common shares for LifePlan merger     $     50,000    $       --      $       --
                                                     ============    ============    ============
   Preferred B stock dividend                        $     10,000    $       --      $       --
                                                     ============    ============    ============
   Forgiveness of stockholder debt                   $      7,227    $       --      $       --
                                                     ============    ============    ============




See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003.
                                   (UNAUDITED)

The unaudited condensed financial statements of HIV-VAC, Inc. included herein have been prepared by HIV-VAC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of HIV-VAC's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. These financial statements should be read in conjunction with HIV-VAC's audited financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2003.

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2003 and 2002, the Company experienced a net loss of $510,450 and $806,523, respectively.
The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product, and attain profitable operations. Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing or obtain financing on terms beneficial to the Company.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended December 31, 2003 and 2002.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended December 31 2003, and 2002 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

Foreign Currency: Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Recent Accounting Announcements: The Company has evaluated recent accounting pronouncements and has determined that there are no recent accounting pronouncements that are likely to have a material impact on the Company's financial statements.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                               December 31,    September 30,
                                                   2003             2003
                                              -------------    -------------
       Furniture                              $         936    $         936
       Equipment                                     47,480           47,840
                                              -------------    -------------
                                                     48,416           48,416
       Less accumulated depreciation                (34,082)         (31,782)
                                              -------------    -------------
          Net                                 $      14,334    $      16,634
                                              =============    =============


Depreciation expense for the three months ended December 31, 2003 and the year ended September 30, 2003, was $2,300 and $9,200 respectively


NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                               December 31,    September 30,
                                                   2003             2003
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000
  Less accumulated amortization                     (73,227)         (69,373)
                                              -------------    -------------
     Net                                      $     111,773    $     115,627
                                              =============    =============

Amortization expense for the three months ended December 31, 2003 and the year ended September 30, 2003, was $3,854 and $15,418 respectively.

                                  HIV-VAC, INC.

NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 57,500 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK. The company also issued stock options to the shareholders of Intracell to purchase a total of 300,000 shares of the Company's Common Stock, conditional on the outcome of three separate events.(See Commitments and Contingencies). The options have not been valued because they are subject to contingencies. The Company also agreed to make advance minimum royalty payments of $80,500 to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are for the duration of the patents. The Company had not made any payments as at the date of this report.

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

NOTE 5 - STOCKHOLDERS' EQUITY

On November 3, 2003, the Company issued 425,000 shares of common stock as compensation for legal and consulting services valued at $42,500. The issuance of these shares were made in reliance upon an exemption pursuant to Section 4(2) of the Act.

                                  HIV-VAC, INC.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

      a) Operating lease. On April 1, 2003, the Company entered into a lease agreement for office facility expiring on April 30, 2004. Rent payable under the lease is $1,800 per quarter.

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

            None of the contingencies had been met at December 31, 2003. The options expired on April 1, 2004.


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

      None of the contingencies had been met at December 31, 2003. The options expire on September 1, 2007.

Warrants - On July 29, 2002, the Company issued stock warrants to acquire 3,000,000 shares of the Company's common stock at $1.50 per share. The warrants expired in December 2003 without being exercised..

Stock Options - On September 2, 2002, the Company provided Trinity Funding, an option to purchase 800,000 common shares, in settlement of the note payable of $140,000 to Trinity Funding. The exercise price of the option was determined to be the average market price of common shares over the 20 trading days prior to exercise, less a discount of 35% or $.50 per share, whichever is higher. The options expired on December 31, 2003 without being exercised.

                                  HIV-VAC, INC.

Royalty Payments under Licensing Agreement - The Company has committed to make minimum royalty payments of (pound)50,000 ($80,500) per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents. The Company had not made the above payments.

Consulting Agreement - Pursuant to the consulting agreement with Intracell Vaccines, the Company is committed to pay Intracell Vaccines a consulting fee of $20,000 per quarter. Intracell Vaccines has the right, due to the companies failure to make these payments, to terminate the consulting agreement.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At December 31, 2003, net operating losses of approximately $5,769,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $20,000 for of the three month period ended December 31, 2003 and $70,000 for the three month period December 31, 2002. As of December 31, 2003 and September 30, 2003, the balance due to related party stockholders arising from the normal course of business was $452,664 and $431,063 respectively.

NOTE 9 - SUBSEQUENT EVENTS

      a) The License Agreement was terminated effective December 1, 2007. Under the termination agreement, the $566,005 in outstanding royalty payments were forgiven.

      b) On August 23, 2010, the Company entered into an irrevocable agreement to acquire 80% of the issued and outstanding share capital of Richard Y Lange, a Mexican corporation, through the issue of 8,000,000 of the Company's common shares valued at $0.25 per common share. Under the agreement, Richard Y Lange warrants that shareholders equity in Richard Y Lange will not be less than 70,000,000 pesos ($5,995,000). Richard Y Lange is involved in construction, property development and product distribution. It also owns a block plant and a sand pit. The agreement will close as soon as Richard Y Lange has verified its assets through audit or as agreed to by the parties. The Company represents, at Closing, there will be 10,421,916 common shares and 300,000 Preferred "B" shares outstanding.

      c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. In 2000 we began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. To date, we have been unable to obtain the funding that we need to move forward to a phase I trial. As a result, research and development costs for the three months ended December 31, 2003 decreased by $49,582 from $73,862 for the three months ended December 31, 2002 to $24,280 for the three months ended December 31, 2003. The decrease in expenditure was due to a reduction in consulting costs to Intracell Vaccines Ltd. Administrative expenditure decreased by $21,199 from $61,919 for the quarter ended December 31, 2002 to $40,720 for the quarter ended December 31, 2003. The decrease was primarily due to a reduction in fees paid to directors of $45,100 and a reduction in legal fees of $9,000 offset by an increase in consulting costs of $30,000. We incurred a net loss of $105,625 or $(0.011) per share based on 9,674,604 weighted average shares outstanding for the quarter ended December 31, 2003 compared to $164,990 or $(0.020) per share based on 8,065,760 weighted average shares outstanding for the quarter ended December 31, 2002.

We have not conducted any operations of a commercial nature during the period from January 10, 1997 (date of inception) to December 31, 2003. Through December 31, 2003 we have relied on advances of approximately $452,665 from our principal stockholders, trade payables of approximately $242,568, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of December 31, 2003, we had $2,605 of cash and cash equivalents. Operations for the three months ended December 31, 2003 have been financed through a loan from Intracell Vaccines Limited and through the utilization of cash on hand. We are seeking additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

We cancelled our license agreement with the University of Birmingham in 2007, as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents in 2011. We plan to continue research and development of the vaccine, and believe that it might be possible to establish new patents, depending on the progress and results of our research. Our business plan requires at least $6,000,000 to implement, and cannot be implemented until funding in this amount has been achieved. When the funding has been achieved, we plan, in the first year, to implement a PhaseI/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as a vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and the Company is currently evaluating various different manufacturers in Russia, the UK and the USA.

We also plan, subject to financing, in the future, to initiate further trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia. We intend to institute studies of the efficacy of the vaccine in non-human primates in parallel or preceding Phase I trials of the vaccine in human subjects in Moscow, Russia. We expect the regulatory approval process to take up to six months to complete. The proposed vaccine will be manufactured in Russia, under the supervision and quality control of various parties within and without Russia, including the Federal Russia AIDS Centre in Moscow and laboratories in Birmingham and London, U.K.

In addition, and subject to the financing discussed above, we anticipate initiating a Phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. However, we cannot initiate the pre-clinical or Phase I/II trials until such time as we have raised at least $6 million, which is the minimum amount we anticipate we will need for these trials. Furthermore, in addition to restrictions due to lack of funding, we also need to manufacture a batch of the vaccine to initiate these trials. We cannot manufacture a batch until we have an agreement in place with a country in Africa that is prepared to work with us. It is estimated that these pre-clinical trials would take approximately twelve months to complete once we have an agreement in place. If these trials take place, we intend to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above. If the trials are successful, then we would hope to undertake a Phase I/II trial in the United States within two years of the summer of 2006. There can be no assurance that we will be able to undertake such a trial in the United States, nor can the results of the trials in Russia and/or Zambia and the UK be predicted.

We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through to the completion of a phase II trial, lasting 3 years. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $6 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares if sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees with the payment of on-going royalties on sales. We are also looking at the possibility of acquiring other technologies which might assist in financing.

If we are unable to raise $6 million, we will most likely cease all activity related to our vaccine development and marketing, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

Subject to financing, we expect to purchase approximately $500,000 in equipment in the next two years such equipment to be used for research and expanding testing laboratories. In addition, with available funding, we expect to hire an additional fifteen employees for both research and administrative support over the next five years.

Critical Accounting Policies

HIV-VAC's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, HIV-VAC views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on HIV-VAC's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended December 31, 2003, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2011. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2003, and concluded that it is not effective for the reasons discussed above.

This quarterly report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended December 31, 2003. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of August 2010.


                                                 HIV-VAC, INC.


                                                 /s/ Kevin W. Murray
                                                 -------------------------------
                                                 Kevin W. Murray
                                                 President and CFO