Form 10-Q
period 2004-03-31
Grupo International Inc
filed 2011-10-19
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR

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

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET AS OF MARCH 31, 2004 (UNAUDITED)           3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
            SIX MONTHS ENDED MARCH 31, 2004 AND 2003 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2004 (UNAUDITED)                                      4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED MARCH 31, 2004 AND 2003 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2004 (UNAUDITED)                                    5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)              7-12

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       13-14
         AND RESULTS OF OPERATIONS

ITEM 3.  QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK             15

ITEM 4.  CONTROLS AND PROCEDURES                                           15

PART II-- OTHER INFORMATION                                                16

ITEM 1.  LEGAL PROCEEDINGS                                                 16

ITEM 1A. RISK FACTORS                                                      16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   16

ITEM 4.  REMOVED OR RESERVED                                               16

ITEM 5.  OTHER INFORMATION                                                 16

ITEM 6.  EXHIBITS                                                          16
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS

                                                   March 31,     September 30,
                                                     2004            2003
                                                 ------------    ------------
Current Assets
  Cash and equivalents                           $      2,614    $      3,706
  Prepaid expenditure                                  67,133          19,972
                                                 ------------    ------------
     Total current assets                              69,747          23,678
                                                 ------------    ------------

Furniture and equipment, net                           12,034          16,634
                                                 ------------    ------------
Other Assets
  Intangible assets, net                              107,919         115,627
                                                 ------------    ------------
Total assets                                     $    189,700    $    155,939
                                                 ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
     Accounts payable                                 321,457         200,659
     Accrued Liabilities                               32,000          14,000
     Related parties                                  474,387         431,064
                                                 ------------    ------------
     Total Current Liabilities                        827,844         645,723
                                                 ------------    ------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized Series A,
    non-preferential; 10,000 issued and
    Outstanding                                           100             100
   Series B, convertible, non-preferential;
    1,000,000 and -0- shares issued and
    outstanding, respectively                          10,000          10,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,831,669 and 9,406,669 shares issued
    and outstanding, respectively                       9,832           9,407
   Additional paid in capital                       6,435,925       6,393,851
   Deficit accumulated during
    the development stage                          (7,039,109)     (6,870,884)
   Treasury stock, at cost; 1,016 common stock
   and 700,000 Preferred Stock, Series B               (8,767)         (8,767)
   Accumulated other comprehensive loss
                                                      (46,125)        (23,491)
                                                 ------------    ------------
    Total stockholders' equity (deficit)             (638,144)       (489,784)
                                                 ------------    ------------
    Total liabilities and stockholders'
     equity (deficit)                            $    189,700    $    155,939
                                                 ============    ============

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Period from
                                                                                                     January 10,
                                                                                                         1997
                                                 Three Months Ended           Six Months Ending      (Inception)
                                              ------------------------    ------------------------        to
                                               March 31,     March 31,     March 31,     March 31,     March 31,
                                                 2004          2003          2004          2003          2004
                                              ----------    ----------    ----------    ----------    ----------
Expenses
  Research and development costs                  24,898        73,789        79,176       147,652     1,683,923
  General and administrative                       7,673        19,112        18,393        81,030       684,051
  Legal fees                                       1.500        15,000        16,000        20,000     1,497,528
  Licensing fees                                 635,500
  Patent fees                                     22,377        19,969        42,348        38,023     1,694,879
  Depreciation and amortization                    6,154         6,154        12,308        12,308       113,464
  Loss from disposal of assets                      --            --            --            --          30,195
                                              ----------    ----------    ----------    ----------    ----------
                                                  62,602       134,024       168,225       299,013     6,339,540
                                              ----------    ----------    ----------    ----------    ----------
    Loss from operations                         (62,602)     (134,024)     (168,225)     (299,013)   (6,339,540)
                                              ----------    ----------    ----------    ----------    ----------
Other Income (Expense)
  Other expenses                                    --            --            --            --        (261,162)
  Interest income                                   --            --            --            --           3,774
                                              ----------    ----------    ----------    ----------    ----------

    Total other income (expense)                    --            --            --            --        (257,388)
                                              ----------    ----------    ----------    ----------    ----------
    Loss from continuing operations              (62,062)     (134,023)     (168,225)     (299,013)   (6,727,716)
Loss from discontinued operations                   --            --            --            --            --
Loss from Discontinued Operations                   --            --            --            --        (432,181)
                                              ----------    ----------    ----------    ----------    ----------
    Net loss                                     (62,062)     (134,023)     (168,225)     (299,013)   (7,029,109)
                                              ==========    ==========    ==========    ==========    ==========

   Foreign Currency Translation Adjustment        (9,022)        1,975       (22,633)       (5,766)      (46,125)
                                              ----------    ----------    ----------    ----------    ----------

   Comprehensive Loss                            (71,084)     (132,048)     (190,858)     (304,779)   (7,075,234)
                                              ==========    ==========    ==========    ==========    ==========

   Loss per weighted average number of
    Shares outstanding - basic and diluted          0.01          0.01          0.02          0.03
                                              ----------    ----------    ----------    ----------

Weighted average number of common
 shares outstanding during period -
 basic and diluted                             9,831,669     9,266,669     9,753,136     9,030,642
                                              ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD
        FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2004 (UNAUDITED)

                                                     Period from
                                                     January 10,
                                                         1997
                                                     (Inception)     For the Six Months Ended
                                                          to        --------------------------
                                                       March 31,      March 31,      March 31,
                                                         2004           2004           2003
                                                     -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                           $(7,029,109)   $  (168,225)   $  (299,013)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                       113,464         12,308         12,308
     Officers' compensation capitalized                  100,000           --             --
     Other expenses relating to Noveaux and
      LifePlan acquisitions                              261,163           --             --
     Issuance of stock for services                    1,424,500           --             --
     Issuance of stock for licensing fees                635,500           --             --
  Issuance of stock for  directors and
   officers compensation                                 110,100           --           50,100
     Issuance of stock for patent fees                 1,500,000           --             --
     Issuance of stock for fees and current debt       1,014,800         42,500        195,500
     Issuance of stock for note payable                  140,000           --             --
     Decrease  in prepaid expenditure                    (67,132)       (47,161)       (41,852)
     (Decrease) in notes payable                        (140,000)          --             --
     Increase in payable and accrued liabilities         294,030        116,161        (72,780)
                                                     -----------    -----------    -----------
Net Cash Used in Operating Activities                 (1,642,864)       (44,417)      (155,737)
                                                     -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                             (85,000)          --             --
   Purchase of furniture and equipment                   (48,416)          --             --
   Purchase of treasury stock                            (11,767)          --             --
   Cash acquired in acquisition                          120,272           --             --
                                                     -----------    -----------    -----------
Net Cash Used in Investing Activities                    (24,911)          --             --
                                                     -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B        10,000           --             --
   Proceeds from issuance of common stock                689,164           --             --
   Preferred dividends paid                                 --             --             --
   Proceeds from notes payable                           140,000           --             --
   Proceeds from advances from related parties           474,389         43,325        140,000
   Proceeds from sale of treasury stock and
   warrants                                               15,000           --             --
   Payment of stockholder's loan                            (272)          --             --
   Proceeds from additional paid in capital              342,108           --             --
                                                     -----------    -----------    -----------
Net Cash Provided by Financing Activities              1,670,389         43,325        140,000
                                                     -----------    -----------    -----------


Net increase (decrease) in cash                            2,614         (1,092)       (15,737)
Cash and equivalents at beginning of period                 --            3,706         18,577
                                                     -----------    -----------    -----------
Cash and equivalents at end of period                $     2,614    $     2,614    $     2,840
                                                     ===========    ===========    ===========





                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD
        FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2004 (UNAUDITED)


                                                     Period from
                                                     January 10,
                                                         1997
                                                     (Inception)     For the Six Months Ended
                                                          to        --------------------------
                                                       March 31,      March 31,      March 31,
                                                         2004           2004           2003
                                                     -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
   Issuance of common shares for Noveaux merger      $   106,525    $      --      $      --
                                                     ===========    ===========    ===========
   Issuance of common shares for LifePlan merger     $    50,000    $      --      $      --
                                                     ===========    ===========    ===========
   Preferred B stock dividend                        $    10,000    $      --      $      --
                                                     ===========    ===========    ===========
   Forgiveness of stockholder debt                   $     7,227    $      --      $      --
                                                     ===========    ===========    ===========






See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004.
                                   (UNAUDITED)

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended March 31, 2004 and 2003.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended March 31 2004, and 2003 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

Foreign Currency: Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Recent Accounting Announcements: The Company has determined that there are no recent accounting pronouncements that will have any material effect on the Company's financial statements.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2004             2003
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                                     48,416           48,416
  Less accumulated depreciation                     (36,382)         (31,782)
                                              -------------    -------------
     Net                                      $      12,034    $      16,634
                                              =============    =============

Depreciation expense for the six months ended March 31, 2004 and the year ended September 30, 2003, was $4,600 and $9,200 respectively

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2004             2003
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000

  Less accumulated amortization                     (77,081)         (69,373)
                                              -------------    -------------
     Net                                      $     107,919    $     115,627
                                              =============    =============

Amortization expense for the six months ended March 31, 2004 and the year ended September 30, 2003, was $7,708 and $15,418 respectively.

                                  HIV-VAC, INC.

NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 57,500 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK. The company also issued stock options to the shareholders of Intracell to purchase a total of 300,000 shares of the Company's Common Stock, conditional on the outcome of three separate events.(See Commitments and Contingencies). The options have not been valued because they are subject to contingencies. The Company also agreed to make advance minimum royalty payments of (pound)50,000 ( $80,500) to the University of Birmingham Research and Development Limited commencing January 1, 2002.

The minimum payments are for the duration of the patents. The Company had been unable to make these payments as of the date of this report.

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

                                  HIV-VAC, INC.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On April 1, 2003, the Company entered into a lease agreement for office facility expiring on April 30, 2004. The rent payable under the lease is $1,800 per quarter. Rent expense for the year ended September 30, 2003, was $18,794.

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

               None of the contingencies had been met at March 31, 2004. The options expired on April 1, 2004 without being exercised.


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

               None of the contingencies had been met at March 31, 2004. The options expire on September 1, 2007.

Warrants - On July 29, 2002, the Company issued stock warrants to acquire 3,000,000 shares of the Company's common stock at $1.50 per share. The warrants expired on December 2003 without being exercised.

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

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At March 31, 2004, net operating losses of approximately $5,831,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $40,000 for the six month period ended March 31, 2004 and $140,000 for the six month period ended March 31, 2003. As of March 31, 2004 and September 30, 2003, the balance due to related party stockholders arising from the normal course of business was $474,387 and $431,063 respectively.


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

     c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, AND building an infrastructure. As a result, research and development costs for the three months ended March 31, 2004 decreased by $48,891 from $73,789 for the three months ended March 31, 2003 to $24,898. For the three months ended March 31, 2004 and Administrative and overhead expenditure decreased by $22,531 from $60,235 for the quarter ended March 31, 2003 to $37,704 for the quarter ended March 31, 2004. The reduction in expenditure was mainly due to a reduction in legal and audit costs. The Company received no interest income during the quarters ended March 31, 2003 and March 31, 2004. We incurred a net loss of $62,602 or $(0.006) per share based on 9,831,669 weighted average shares outstanding for the quarter ended March 31, 2004 compared to $134,023 or $(0.014) per share based on 9,266,666 weighted average shares outstanding for the quarter ended March 31, 2003. Research and development costs for the six months ended March 31, 2004 reduced by $68,474 from $147,652 for the six months ended March 31, 2003 to $ 79,176 for the six months ended March 31, 2004. The reduction of expenditure was a result of the company conserving cash. General Administration and overhead expenditure decreased by $62,312 from $151,361 for the six months ended March 31, 2003 to $89,049 for the six months ended March 31, 2004. The decrease in expenditure was mainly due to a reduction in legal and consulting fees. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to March 31, 2004. We have relied on advances of approximately $474,387 from our principal stockholders, trade payables of approximately $353,457, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of March 31, 2004, we had approximately $2,614 of cash and cash equivalents. Operations for the six months ended March 31, 2004 have been financed through a loan from Intracell Vaccines Limited and through the utilization of $1,092 in cash on hand. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities over the next three years. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $6 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares if sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees with the payment of on-going royalties on sales. We are also looking at the possibility of acquiring other technologies which might assist in financing.

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

Item 4. Controls and Procedures.

During the six months ended March 31, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of March31, 2004. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of March 31, 2004, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended March 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                 HIV-VAC, INC.


                                                 /s/ Kevin W. Murray
                                                 -------------------------------
                                                 Kevin W. Murray
                                                 President and CEO