Form 10-Q
period 2004-06-30
Grupo International Inc
filed 2011-10-19
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       OR

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

The number of shares of Common Stock outstanding was 10,430,652 as of August 05, 2011.

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET AS OF JUNE 30, 2004 (UNAUDITED)             3

         CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS ENDED
          JUNE 30, 2004 AND 2003 AND SIX MONTHS ENDED JUNE 30, 2004 AND
          2003 AND PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
          JUNE 30, 2004 (UNAUDITED)                                          4

         CONDENSED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED
          JUNE 30, 2004 AND 2003 AND PERIOD FROM JANUARY 10, 1997
          (DATE OF INCEPTION) TO JUNE 30, 2004 (UNAUDITED)                 5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-12

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                        13-14

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK               15

ITEM 4. CONTROLS AND PROCEDURES                                             15

PART II-- OTHER INFORMATION                                                 16

ITEM 1. LEGAL PROCEEDINGS                                                   16

ITEM 1A RISK FACTORS                                                        16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     16

ITEM 4. REMOVED OR RESERVED                                                 16

ITEM 5. OTHER INFORMATION                                                   16

ITEM 6. EXHIBITS                                                            16
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Unaudited)
                                     ASSETS
                                                     June 30,     September 30,
                                                       2004            2003
                                                  -------------   -------------
Current Assets
  Cash and equivalents                            $       2,609   $       3,706
  Prepaid expenditure                                    44,755          19,972
                                                  -------------   -------------
     Total current assets                                47,364          23,678
                                                  -------------   -------------

Furniture and equipment, net                              9,734          16,634
                                                  -------------   -------------
Other Assets
  Intangible assets, net                                104,065         115,627
                                                  -------------   -------------
Total assets                                      $     161,163   $     155,939
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable Related parties                   317,749         200,659
     Accrued Libilities                                  39,000          14,000
     Related parties                                    494,821         431,064
                                                  -------------   -------------
     Total Current Liabilities                          851,570         645,723
                                                  -------------   -------------
Stockholders' Deficit
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized Series A,
    non-preferential; 10,000 issued and
    outstanding                                             100             100
   Series B, convertible, non-preferential;
    1,000,000 and 1,000.000 shares issued
    and outstanding, respectively                        10,000          10,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,831,669 and 9,406,669 shares issued
    and outstanding, respectively                         9,831           9,407
   Additional paid in capital                         6,435,925       6,393,851
   Deficit accumulated during the
    development stage                                (7,095,988)     (6,870,884)
   Treasury stock, at cost; 1,016 common stock
   and 700,000 Preferred Stock, Series B                 (8,767)         (8,767)
   Accumulated other comprehensive loss                 (41,508)        (23,491)
                                                  -------------   -------------
    Total stockholders' deficit                        (690,407)       (489,784)
                                                  -------------   -------------
    Total liabilities and stockholders' deficit   $     161,163   $     155,939
                                                  =============   =============

See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS ENDED JUNE 30, 2004 & 2003, THE NINE MONTHS ENDED JUNE 30,
    2004 & 2003 AND FOR THE PERIOD FROM JANUARY 10, 1997 (INCEPTION) TO JUNE
                              30, 2004 (UNAUDITED)

                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                         Three Months Ended          Nine Months Ending       (Inception)
                                      ------------------------    ------------------------        to
                                       June 30,      June 30,      June 30,      June 30,      June 30,
                                         2004          2003          2004          2003          2004
                                      ----------    ----------    ----------    ----------    ----------
Expenses
  Research and development costs          20,913        73,766        69,540       221,418      16740287
  General and administrative               6,433        12,831        56,376        93,861       722,034
  Legal fees                               1,000        18,000        17,000        38,000     1,498,528
  Licensing fees                            --            --            --            --         635,500
  Patent fees                             22,378        19,968        64,726        57,991     1,717,257
  Depreciation and amortization            6,154         6,154        18,462        18,462       119,618
  Loss from disposal of assets              --            --            --            --          30,195
                                      ----------    ----------    ----------    ----------    ----------
                                          56,878       130,719       225,104       429,732     6,396,419
                                      ----------    ----------    ----------    ----------    ----------
    Loss from operations                 (56,878)     (130,719)     (225,104)     (429,732)   (6,396,419)
                                      ----------    ----------    ----------    ----------    ----------
Other Income (Expense)
  Other expenses                            --            --            --            --        (261,162)
  Interest income                           --            --            --            --           3,774
                                      ----------    ----------    ----------    ----------    ----------
    Total other income (expense)            --            --            --            --        (257,388)
                                      ----------    ----------    ----------    ----------    ----------

    Loss from continuing operations      (56,878)     (130,719)     (225,104)     (429,732)   (6,653,807)
Loss from Discontinued Operations           --            --            --            --        (432,181)
                                      ----------    ----------    ----------    ----------    ----------

     Net loss                            (56,878)     (130,719)     (225,104)     (429,732)   (7,085,988)
                                      ==========    ==========    ==========    ==========    ==========
Foreign Currency Translation
 Adjustment                                4,616        (7,390)      (18,017)      (13,156)      (41,508)

    Comprehensive Loss                   (52,262)     (138,109)     (243,121)     (442,888)   (7,127,496)
                                      ==========    ==========    ==========    ==========    ==========

Loss per weighted-average share
 of common stock outstanding -
 basic and diluted                    $    (0.01)   $    (0.01)   $    (0.02)   $    (0.05)
                                      ==========    ==========    ==========    ==========

Weighted average number of
 common shares outstanding
 during period - basic and diluted     9,831,669     9,394,361     9,780,295     8,887,071
                                      ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE PERIOD
               FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2004
                                   (UNAUDITED)

                                                       Period from
                                                       January 10,
                                                          1997
                                                       (Inception)    For the Nine Months Ended
                                                           to        --------------------------
                                                        June 30,       June 30,       June 30,
                                                          2004           2004           2003
                                                      -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                            $(7,085,988)      (225,104)   $  (429,732)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                        119,618         18,462         18,462
     Officers' compensation capitalized                   100,000           --             --
     Other expenses relating to Noveaux acquisition       261,163           --             --
     Issuance of stock for licensing fees                 635,500           --             --
     Issuance of stock for  directors and officers
     compensation                                         110,100           --           50,100
     Issuance of stock for patent fees                  1,500,000           --             --
     Issuance of stock for fees and current debt        2,439,300         42,500        247,300
     Issuance of stock for note payable                   140,000           --             --
     Increase  in prepaid expenditure                     (44,754)       (24,783)       (21,884)
     (Decrease) in notes payable                         (140,000)          --             --
     Increase in payable and accrued  liabilities         301,761        124,072        118,440
                                                      -----------    -----------    -----------
Net Cash Used in Operating Activities                  (1,663,300)       (64,853)       (17,314)
                                                      -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                              (85,000)          --             --
   Purchase of furniture and equipment                    (48,416)          --             --
   Purchase of treasury stock                             (11,767)          --             --
   Cash acquired in acquisition                           120,272           --             --
                                                      -----------    -----------    -----------
Net Cash Used in Investing Activities                     (24,911)          --             --
                                                      -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B         10,000           --             --
   Proceeds from issuance of common stock                 689,164           --             --
   Preferred dividends paid                                  --             --             --
   Proceeds from notes payable                            140,000           --             --
   Proceeds from advances from related parties            494,820         63,756           --
   Proceeds from sale of treasury stock and
   warrants                                                15,000           --             --
   Payment of stockholder's loan                             (272)          --             --
   Proceeds from additional paid in capital               342,108           --             --
                                                      -----------    -----------    -----------
Net Cash Provided by Financing Activities               1,690,820         63,756           --
                                                      -----------    -----------    -----------

Net increase (decrease) in cash                             2,609         (1,097)       (17,314)
Cash and equivalents at beginning of period                  --            3,706         18,577
                                                      -----------    -----------    -----------
Cash and equivalents at end of period                 $     2,609    $     2,609    $     1,263
                                                      ===========    ===========    ===========


See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE PERIOD
               FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2004
                                   (UNAUDITED)

                                                       Period from
                                                       January 10,
                                                          1997
                                                       (Inception)    For the Nine Months Ended
                                                           to        --------------------------
                                                        June 30,       June 30,       June 30,
                                                          2004           2004           2003
                                                      -----------    -----------    -----------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Issuance of common shares for Noveaux merger       $   106,525    $      --      $      --
                                                      ===========    ===========    ===========
   Issuance of common shares for LifePlan merger      $    50,000    $      --      $      --
                                                      ===========    ===========    ===========
   Preferred B stock dividend                         $    10,000    $      --      $      --
                                                      ===========    ===========    ===========
   Forgiveness of stockholder debt                    $     7,227    $      --      $      --
                                                      ===========    ===========    ===========




See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2004.
                                   (UNAUDITED)

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2003 and 2002, the Company experienced a net loss of $510,450 and $806,523 respectively.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the years ended September 30, 2003 and 2002.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended June 2004 and 2003 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

Recent Accounting Announcements: The Company has determined that there are no accounting pronouncements that would have a material impact on the Company's financial statements.

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:
                                                 June 30,      September 30,
                                                   2004             2003
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (38,682)         (31,782)
                                              -------------    -------------
     Net                                      $       9,734    $      16,634
                                              =============    =============

Depreciation expense for the nine months ended June 30, 2004 and the year ended September 30, 2002, was $6,900 and $9,200 respectively

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:
                                                 June 30,      September 30,
                                                   2004             2003
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000
  Less accumulated amortization                     (80,935)         (69,373)
                                              -------------    -------------
     Net                                      $     104,065    $     115,627
                                              =============    =============

Amortization expense for the nine months ended June 30, 2004 and the year ended September 30, 2003, was $11,562 and $15,418 respectively.

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

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

As part of the agreement dated March 15, 1999, the Company agreed to make minimum royalty payments in advance, of (pound)50,000 ($80,500) to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments will remained in effect for the duration of the utilization of the patents. The Company was unable to make any of these payments.

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

The options expire on Sept 1, 2007


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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On May 1, 2004, the Company entered into a lease agreement for office facility expiring on April 30, 2005. . The minimum lease payments required under the lease is $1,750 per quarter.

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

               None of the contingencies had been met at June 30, 2004. The options expired on April 1, 2004 without being exercised.

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

               None of the contingencies had been met at June 30, 2004. The options expire on September 1, 2007.

     c) On September 2, 2002 the Company granted Trinity Funding an option to acquire 800,000 common shares under a debt settlement agreement. The options expired on December 31, 2003 without being exercised.

     d) Warrants - On July 29, 2002, the Company issued stock warrants to acquire 3,000,000 shares of the Company's common stock at $1.50 per share. The exercise price of the warrants was reduced to $1.00 on 28 July 2003. The warrants expired on December 31, 2003 without being exercised.

     e) Royalty Payments under Licensing Agreement - The Company has committed to make minimum royalty payments of (pound)50,000 ($80,500) per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the date if this report, the Company had not made any of the above payments.

     f) Consulting Agreement - Pursuant to the consulting agreement with Intracell Vaccines, the Company is committed to pay Intracell Vaccines a consulting fee of $20,000 per quarter. Intracell Vaccines has the right, due to the Company's failure to make these payments, to terminate the consulting agreement.

                                  HIV-VAC, INC.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At June 30, 2004, net operating losses of approximately $5,785,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $60,000 for the nine month periods ended June 30, 2004 and $280,000 for the nine months ended June 30, 2003. As of June 30, 2004 and September 30, 2003, the balance due to related party stockholders arising from the normal course of business was $494,821 and $431,063 respectively.


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

     c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. Research and development costs for the three months ended June 30, 2004 decreased by $52,853 from $73,766 for the three months ended June 30, 2003 to $20,913 for the three months ended June 30, 2004.The reduction was due to reduced consulting costs paid to Intracell Vaccines due to reduced operations. Administrative expenditure decreased by $6,398 from $12,831 for the quarter ended June 30, 2003 to $6,433 for the quarter ended June 30, 2004. The decrease in expenditure was mainly due to reduced operations to conserve cash. Legal fees reduced by $17,000 form $18,000 to $1,000 due to limited SEC filings during the quarter. We received no interest income during the quarters ended June 30, 2004 and June 30, 2003.

         We incurred a net loss of $56,878 or $(0.01) per share based on 9,831,669 weighted average shares outstanding for the quarter ended June 30, 2004 compared to $130,719 or $(0.01) per share based on 9,394,361 weighted average shares outstanding for the quarter ended June 30, 2003.

         Research and development costs for the nine months ended June 30, 2004 reduced by $151,878 from $221,418 for the nine months ended June 30, 2003 to $ 69,540 for the nine months ended June 30, 2004. The reduction of expenditure was a result of the company conserving cash and the reduction in consulting fees paid to Intracell Vaccines Ltd.

         General and Administration expenditure decreased by $37,485 from $93,861 for the nine months ended June 30, 2003 to $56,376 for the nine months ended June 30, 2004. The decrease in expenditure was mainly due to a decrease in director and officer fees and audit fees. Legal fees reduces by $21,000 from $38,000 for the nine months ended 30 june 2003 to $17,000 for the nine months ended 30 June 2004. The reduction was due to the company reducing its SEC filings.
         We incurred a net loss of $225,104 or $(0.02) per share based on 9,780,295 weighted average shares outstanding for the nine months ended June 30, 2004 compared to $429,732 or $(0.05) per share based on 8,887,071 weighted average shares outstanding for the nine months ended June 30, 2003.

          We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to June 30, 2004. We have relied on advances of approximately $494,821 from our principal stockholders, trade payables of approximately $356,749, proceeds of $1,196,272 from the sale of common stock, and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of June 30, 2003, we had $2,609 of cash and cash equivalents.

         We cancelled our license agreement with the University of Birmingham in 2007, as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents in 2011. We plan to continue research and development of the vaccine, and believe that it might be possible to establish new patents, depending on the progress and results of our research. Operations for the nine months ended June 30, 2004 have been financed through a loan from Intracell Vaccines Limited and through the utilization of $1,097 in cash on hand. We seek additional equity or debt financing of up to $7 million which we plan to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

         Our business plan for the next year, subject to financing, will consist of implementing a PhaseI/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as a vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and the Company is currently evaluating various different manufacturers in Russia, the UK and the USA.

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

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development over the next three years. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $6 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares if sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees with the payment of on-going royalties on sales. We are also looking at the possibility of acquiring other technologies which might assist in financing.

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

Item 4. Controls and Procedures.

During the nine months ended June 30, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of June, 2004. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of June 30, 2004, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended June 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of August, 2010.

                                                 HIV-VAC, INC.


                                                 /s/ Kevin W. Murray
                                                 -------------------------------
                                                 Kevin W. Murray
                                                 President and CEO