Form 10-K
period 2004-09-30
Grupo International Inc
filed 2011-10-24
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                       OR

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

The issuer has two classes of stock with 10,430,652 common shares and 300,000 preferred "B" outstanding as of August 30, 2010.

                                TABLE OF CONTENTS


                                                                            PAGE

PART I
  Item 1.  Business.......................................................    3
  Item 1A. Risk Factors...................................................    9
  Item 1B. Unresolved Staff Comments......................................    9
  Item 2.  Properties.....................................................    9
  Item 3.  Legal Proceedings..............................................    9
  Item 4.  (Removed and Reserved).........................................    9

PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities.............   10
  Item 6.  Selected Financial Data........................................   10
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   11
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8.  Financial Statements and Supplementary Data....................  F-1
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   14
  Item 9A. Controls and Procedures........................................   14
  Item 9B. Other Information..............................................   14
PART III
  Item 10. Directors, Executive Officers and Corporate Goverance..........   15
  Item 11. Executive Compensation.........................................   15
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management And Related Stockholder Matters....................   16
  Item 13. Certain Relationships and Related Transactions and
            Director Independence.........................................   18
  Item 14. Principal Accounting Fees and Services.........................   18

PART IV
  Item 15. Exhibits, Financial Statement Schedules........................   19
  Item 14. Disclosure Controls and Procedure..............................   19
SIGNATURES................................................................   20

Item 1. Business.

         We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation with Persona as the surviving corporation. We changed our name to HIV-VAC Inc, in March 1999. We changed our name to Grupo International Inc. on September 2, 2010.

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

         We also anticipate, subject to financing, to initiating a Phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type as soon as funding becomes available. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. However, we cannot initiate the pre-clinical or Phase I/II trials until such time as we have raised at least an additional $3 million, which is the amount we anticipate we will need for these African trials. Furthermore, in addition to restrictions due to lack of funding, we also need to manufacture a batch of the vaccine to initiate these trials. We cannot manufacture a batch until we have an agreement in place with a country in Africa that is prepared to work with us. It is estimated that these pre-clinical trials would take approximately twelve months to complete from the time we have an agreement in place. If these trials take place, we intend to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

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

         Competition. We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine. To our knowledge, most of these efforts have not produced a viable vaccine. AIDSVAX, a product produced by Vaxgen Inc, completed a phase 3 trial in both the United States and Thailand during 2003, where results showed that the candidate vaccines were ineffective. ALVAC, a vaccine produced by Adventis began a trial in Thailand in the Fall of 2003 and Merck commenced testing of its adenovirus based candidate in 2005. None of these vaccines have proven to be effective. We believe there are other vaccines that are likely to commence Phase I/II trials during the next two years..

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

         Patent Protection. Under our assignment of license agreement with Intracell Vaccines Limited, we hold exclusive rights to patents owned by the University of Birmingham. For a description of our obligations to the University of Birmingham under our assignment agreement see the caption below License Agreement and Consulting Agreement. These patents describe a method of manufacture of a HIV vaccine owned by the University of Birmingham (see the caption above: Process of Manufacture). We have exclusive rights to use the patents which are protected in Australia, the Netherlands, Germany, Italy, France and Great Britain. Patents are pending in Canada and Japan. In addition, we have the right to use two United States patents owned by the University of Birmingham. The United States patents relate to a method of manufacture of a herpes vaccine. We believe that the United States patents cover all similar methods of manufacture related to the proposed HIV vaccine and will provide reasonable assistance in enforcing these patents. Because these patents cover the method of manufacture, we believe that the patents cover all strains of the HIV virus. The patents expire in 2010.

         The University of Birmingham also holds patent rights for a herpes vaccine in numerous other countries. It is our belief, based on the method of manufacture, that these patents would afford us some protection in certain other countries, including South Africa, South Korea, Israel, Ireland, and Austria. These patents expire prior to 2011 The patent rights were returned by us to the university in December 2007 as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents.

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

         The license agreement with the University of Birmingham that we acquired by assignment from Intracell Vaccines Limited provides for the payment of a minimum royalty to the University of Birmingham of approximately $75,000, commencing on January 1, 2002. Royalties are paid as follows:

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

         We are currently in arrears on the payment of license fees due under our license agreement with The University of Birmingham. Under the license agreement, in addition to the above payments, we were required to pay a minimum license fee of approximately $70,000 on January 1, 2002. We have not made this payment. We are also required to pay and additional $70,000 to The University of Birmingham for each of the years beginning January 1, 2003 and annually therafter. We currently owe the University of Birmingham $271,350. We have not been able to make these payments. Upon sixty days notice, The University of Birmingham could terminate our license agreement due to our failure to pay the license fees.

         We also entered into a consulting agreement with Intracell Vaccines pursuant to which Intracell Vaccines has agreed to provide us with research, process science, clinical and regulatory support, primarily by making the services of certain Intracell Vaccines personnel available to us. We reimburse Intracell Vaccines for all of its costs and expenses relating to the provision of these services. During the year ended September 30, 2004, we paid Intracell Vaccines a fee of $20,000 per quarter. We currently owe Intracell Vaccines $442,406 in outstanding consulting fees. Either party may terminate the consulting agreement upon a breach which continues uncured for more than 60 days, or upon the occurrence of bankruptcy or similar events. The Intracell Vaccine consulting agreement was re-negotiated on October 01, 2004, where Intracell agreed to reduce its quarterly fee to $5,000 per quarter until the company receives sufficient funding to continue its research. The Intracell Vaccine agreement will be re-negotiated when funding becomes available.

         Due to our failure to make timely payments under either the license agreement or consulting agreement, both of these agreements may be terminated at any time upon receipt of sixty days notice. Although we have not yet received notice from either The University of Birmingham or Intracell Vaccines, there can be no assurance that either of these parties will not choose to terminate these agreements at any time. Should either party choose to terminate their agreement, it would have a substantial negative impact on the company and the company would have to cease operations.

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

     b) Holders. As of September 30, 2004, there were 294 holders of record based on the records of our transfer agent. This number does not include beneficial owners of our common shares, of which we believe there are a substantial number whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

         On October 31, 2002, we issued 100,000 shares of common stock each to Kevin W. Murray and Gordon R. B. Skinner, at $0.12 per share as compensation for services rendered to the company and issued 50,000 shares of common stock each to Sally Del Principe and John Palethorpe at $0.12 per share as compensation for services rendered to the company. These shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On October 31, 2002, we issued 1,150,000 shares of common stock under a debt settlement agreement at $0.17 per share. These shares The shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On April 23, 2003, we issued 140,000 shares of common stock to Bondy Schloss, at $0.37 per share as compensation for legal services rendered to the company. These shares were issued in reliance upon an exemption pursuant to
Section 4(2) of the Act.

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

Use of estimates:

These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates under different and/or future circumstances.

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

Our Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. As a result, for the fiscal year ended September 30, 2004 and the period from January 10, 1997 (date of inception) to 2004 we incurred approximately $99,540, and $1,704,287 in research and development costs and $52,147 and $717,805 in general and administrative expenses, respectively. We incurred a net loss of approximately $282,180 or $(.03) per share based on 9,792,228 weighted average shares outstanding for the fiscal year ended September 30, 2004 compared to approximately $7,143,064 or $(2.22) per share based on 3,079,353 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2004.

We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2004. Through September 30, 2004 we have relied on advances of approximately $515,094 from our principal stockholders, trade payables of approximately $262,760, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,642,400 to support our limited operations. As of September 30, 2004, we had approximately $2,609 of cash and cash equivalents. We seek additional equity or debt financing of up to $7 million which we plan to use for HIV-VAC and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to terminate our operations and liquidate our business (see Note 1 to financial statements).

Our business plan for the next year is dependent on raising sufficient funding to implement implementing a Phase I/II trial in the United Kingdom through the application for a CTX exemption with the Medical Control agency. We plan to apply for a CTX exemption using the Clade B strain of the virus. The manufacture of the vaccine will be contracted out to a manufacturer located in either the UK or the USA.

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

No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above. The results of the trials in Russia and/or Africa and the UK cannot be predicted.

We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development through the next two years. This amount would be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $6 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. To date, we have had very limited success in raising funds, and if we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

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


Item 8. Financial Statements.


                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                      AND FROM INCEPTION (JANUARY 10, 1997)
                           THROUGH SEPTEMBER 30, 2004


                                    CONTENTS

Report of Independent Registered Public Accounting Firm                  F-1

Balance Sheets                                                           F-2

Statements of Operations and Comprehensive Loss                          F-3

Statements of Stockholders' Equity (Deficit)                          F-4 - F-8

Statements of Cash Flows                                              F-9 - F-10

Notes to Financial Statements                                        F-11 - F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
HIV-VAC, Inc.


         We have audited the accompanying balance sheets of HIV-VAC, Inc. (the "Company") as at September 30, 2004 and 2003, and the statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2004, and cumulative from inception (January 10, 1997) through to September 30, 2004, except as explained as follows: we did not audit the cumulative date from January 10, 1997 to September 30, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through September 30, 2001, is based solely on the report of other auditors. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. as at September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States.


                             /s/ SF Partnership, LLP


Toronto, Canada                                        CHARTERED ACCOUNTANTS
July 6, 2011

HIV-VAC, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2004 and 2003

                                                        2004           2003
                                     ASSETS
Current
    Cash                                         $     2,609    $     3,706
    Prepaid and sundry assets                         22,105         19,972
                                                 -----------    -----------

Total Current Assets                                  24,714         23,678
Furniture and Equipment, Net (note 3)                  7,434         16,634
Intangible Asset, Net (note 4)                       100,211        115,627
                                                 -----------    -----------

Total Assets                                     $   132,359    $   155,939
                                                 ===========    ===========


                                LIABILITIES AND
                             STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                             $   317,137    $   200,659
    Accrued liabilities                               47,000         14,000
    Advances from related parties (note 5)           515,094        431,064
                                                 -----------    -----------

Total Liabilities                                    879,231        645,723
                                                 -----------    -----------

Stockholders' Deficit
    Preferred stock, $0.01 par value;
     10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and outstanding                     100            100
      Series B, convertible, non-preferential;
       1,000,000 shares issued and outstanding        10,000         10,000
    Common stock, $0.001 par value;
     500,000,000 shares authorized
     9,831,668 shares issued and
     outstanding (2003 - 9,406,668)                    9,832          9,407
    Additional paid in capital                     6,435,926      6,393,851
    Deficit accumulated during the
     development stage                            (7,153,064)    (6,870,884)
    Treasury stock, at cost; 1,016 common
     stock and 700,000 convertible series
     B preferred stock                                (8,767)        (8,767)
    Accumulated other comprehensive loss             (40,899)       (23,491)
                                                 -----------    -----------

Total Stockholders' Deficit                         (746,872)      (489,784)
                                                 -----------    -----------

Total Liabilities and Stockholders' Deficit      $   132,359    $   155,939
                                                 ===========    ===========

Commitments and Contingencies (Note 7)


  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
Years Ended September 30, 2004 and 2003 and for the Period from January 10, 1997 (Inception) to September 30, 2004

                                                                               Cumulative
                                                                                     from
                                                                              January 10,
                                                                                     1997
                                                                           (Inception) to
                                                                            September 30,
                                                     2004           2003             2004
Expenses
    Research and development costs            $    99,540    $   295,407    $   1,704,287
    Royalty fees                                   87,377         77,959        1,739,908
    General and administrative                     52,147         78,506          717,805
    Depreciation and amortization                  24,616         24,616          125,772
    Legal fees                                     18,500         33,961        1,500,028
    Licensing fees                                   --             --            635,500
    Loss from disposal of assets                     --             --             30,195
                                              -----------    -----------    -------------

                                                  282,180        510,449        6,453,495
                                              -----------    -----------    -------------

Loss from Operations                             (282,180)      (510,449)      (6,453,495)
                                              -----------    -----------    -------------

Other Income (Expense)
    Other expenses                                   --             --           (261,162)
    Other income                                     --             --              3,774
                                              -----------    -----------    -------------

Total Other Expense                                  --             --           (257,388)
                                              -----------    -----------    -------------

Loss from Continuing Operations                  (282,180)      (510,449)      (6,710,883)

Loss from Discontinued Operations                    --             --           (432,181)
                                              -----------    -----------    -------------

 Net Loss                                        (282,180)      (510,449)      (7,143,064)
    Foreign currency translation adjustment       (17,408)       (15,222)         (40,899)
                                              -----------    -----------    -------------

Comprehensive Loss                            $  (299,588)   $  (525,671)   $  (7,183,963)
                                              ===========    ===========    =============

Loss per weighted average number of
shares outstanding - basic and diluted        $     (0.03)   $     (0.06)
                                              ===========    ===========

Weighted average number of
 shares outstanding - basic and diluted         9,793,243      9,204,169
                                              ===========    ===========


  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2004


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Issuance of shares
 to founders                     --    $     --            --    $        --          1,016  $           1
Net loss                         --          --            --             --           --             --
Merger with Nouveaux
 Corporation                     --          --            --             --            781              1
Additional investment
 by stockholders                 --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 1998     --          --            --             --          1,797              2
                             --------  ----------  ------------  -------------  -----------  -------------
Net loss                         --          --            --             --           --             --
Issuance of common stock
 under 504 offering              --          --            --             --        200,103            200
Issuance of common stock
 under 504 offering              --          --            --             --         92,463             92
Officers' compensation
 capitalized                     --          --            --             --           --             --
Issuance of common and
 series A preferred stock
 for license agreement         10,000         100          --             --         57,529             57
Purchase of treasury stock       --          --            --             --           --             --
Issuance of common stock         --          --            --             --            400              1
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 1999   10,000         100          --             --        352,292            352
                             --------  ----------  ------------  -------------  -----------  -------------
Net loss                         --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
Shares issued -
 acquisition of Lifeplan         --          --            --             --          1,001              1
Forgiveness of
 stockholder debt                --          --            --             --           --             --
Issuance of common stock         --          --            --             --          4,548              4
Shares issued for license        --          --            --             --         31,252             31
Issuance of common stock         --          --            --             --            733              1
Shares issued for services       --          --            --             --         60,031             60
Issuance of common stock         --          --            --             --          4,600              5
Subscription received            --          --            --             --           --             --
Issuance of common stock         --          --            --             --          4,600              5
Issuance of common stock         --          --            --             --          6,352              6
Officers' compensation
 capitalized                     --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2000   10,000  $      100          --    $        --        465,409  $         465
                             --------  ----------  ------------  -------------  -----------  -------------


  (The accompanying notes are an integral part of these financial statements.)



HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2004
(Continued)

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Issuance of shares
 to founders                 $   --    $      507  $       --    $        --    $      --    $         508
Net loss                         --          --            --             --       (432,181)      (432,181)
Merger with Nouveaux
 Corporation                     --       350,458          --             --       (243,934)       106,525
Additional investment
 by stockholders                 --       342,108          --             --           --          342,108
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 1998     --       693,073          --             --       (676,115)        16,960
                             --------  ----------  ------------  -------------  -----------  -------------
Net loss                         --          --            --             --       (212,460)      (212,460)
Issuance of common stock
 under 504 offering              --        99,800          --             --           --          100,000
Issuance of common stock
 under 504 offering              --       139,908      (140,000)          --           --             --
Officers' compensation
 capitalized                     --        15,000          --             --           --           15,000
Issuance of common and
 series A preferred stock
 for license agreement           --        99,843          --             --           --          100,000
Purchase of treasury stock     (1,767)       --            --             --           --           (1,767)
Issuance of common stock         --         5,040          --             --           --            5,041
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 1999   (1,767)  1,052,664      (140,000)          --       (888,575)        22,774
                             --------  ----------  ------------  -------------  -----------  -------------
Net loss                         --          --            --             --     (2,622,708)    (2,622,708)
Other comprehensive loss         --          --            --           (9,240)        --           (9,240)
Shares issued -
 acquisition of Lifeplan         --         9,999          --             --        (17,227)        (7,227)
Forgiveness of
 stockholder debt                --         7,227          --             --           --            7,227
Issuance of common stock         --        99,986          --             --           --           99,990
Shares issued for license        --       635,469          --             --           --          635,500
Issuance of common stock         --        23,654          --             --           --           23,655
Shares issued for services       --     1,349,940          --             --           --        1,350,000
Issuance of common stock         --        99,985          --             --           --           99,990
Subscription received            --          --         140,000           --           --          140,000
Issuance of common stock         --        99,985          --             --           --           99,990
Issuance of common stock         --        99,984          --             --           --           99,990
Officers' compensation
 capitalized                     --        25,000          --             --           --           25,000
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2000 $ (1,767) $3,503,893  $       --    $      (9,240) $(3,528,510) $     (35,059)
                             --------  ----------  ------------  -------------  -----------  -------------


  (The accompanying notes are an integral part of these financial statements.)



HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2004
(Continued)


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2000          10,000  $      100          --    $        --        465,409  $         465
Net loss                         --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
Shares issued for services       --          --            --             --          5,003              5
Issuance of common
 for license                     --          --            --             --      3,000,000          3,000
Issuance of  series B
 preferred stock                 --          --       1,000,000         10,000         --             --
Officers' compensation
 capitalized                     --          --            --             --           --             --
Dividends - preferred
 B stock                         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2001   10,000  $      100     1,000,000  $      10,000    3,470,412  $       3,470
                             ========  ==========  ============  =============  ===========  =============

Net loss                         --    $     --            --    $        --           --    $        --
Other comprehensive loss         --          --            --             --           --             --
Purchase of Treasury Stock       --          --            --             --           --             --
Officers compensation
 capitalized                     --          --            --             --           --             --
Shares issued for services       --          --            --             --        150,000            150
Shares issued for services       --          --            --             --        200,000            200
Shares issued to directors
 and officers                    --          --            --             --        300,000            300
Sale of treasury stock           --          --            --             --           --             --
Shares issued to officer
 for cash                        --          --            --             --        100,000            100
Shares issued for debt           --          --            --             --      2,272,727          2,273
Shares issued for debt           --          --            --             --      1,323,529          1,324
Convert Note for Options         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2002   10,000  $      100     1,000,000  $      10,000    7,816,668  $       7,817
                             ========  ==========  ============  =============  ===========  =============


  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2004
(Continued)

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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2004
(Continued)

                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2002          10,000  $      100     1,000,000  $      10,000    7,816,668  $       7,817
Shares issued to directors
 and officers                    --          --            --             --        300,000            300
Shares issued for debt           --          --            --             --      1,290,000          1,290
Net loss                         --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2003   10,000  $      100     1,000,000  $      10,000    9,406,668  $       9,407
                             ========  ==========  ============  =============  ===========  =============


Net Loss                         --    $     --            --    $        --           --    $        --
Other comprehensive loss         --          --            --             --           --             --
Shares issued for services       --          --            --             --        425,000            425
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2004   10,000  $      100     1,000,000  $      10,000    9,831,668  $       9,832
                             ========  ==========  ============  =============  ===========  =============

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2002        $ (8,767) $6,098,041  $       --    $      (8,269) $(6,360,434) $    (261,512)
Shares issued to directors
 and officers                    --        49,800          --             --           --           50,100
Shares issued for debt           --       246,010          --             --           --          247,300
Net loss                         --          --            --             --       (510,450)      (510,450)
Other comprehensive loss         --          --            --          (15,222)        --          (15,222)
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2003 $ (8,767) $6,393,851  $       --    $     (23,491) $(6,870,884) $    (489,784)
                             ========  ==========  ============  =============  ===========  =============


Net Loss                     $   --    $     --    $       --    $        --    $  (282,180) $    (282,180)
Other comprehensive loss         --          --            --          (17,408)        --          (17,408)
Shares issued for services       --        42,075          --             --           --           42,500
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2004 $ (8,767) $6,435,926  $       --    $     (40,899) $(7,153,064) $    (746,872)
                             ========  ==========  ============  =============  ===========  =============

  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2004 and 2003 and for the Period from January 10, 1997 (Inception) to September 30, 2004

                                                                                              Cumulative
                                                                                                    from
                                                                                             January 10,
                                                                                                    1997
                                                                                          (Inception) to
                                                                                           September 30,
                                                                    2004           2003             2004
Cash Flows from Operating Activities
    Net loss                                                 $  (282,180)   $  (510,449)   $  (7,143,064)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Amortization and depreciation                              24,616         24,616          125,772
       Officers' compensation capitalized                           --             --            100,000
       Other expenses relating to Noveaux and
        Lifeplan acquisition                                        --             --            261,163
       Issuance of stock for licensing fees                         --             --          2,135,500
       Issuance of stock to directors and
        officers' compensation                                      --           50,100          110,100
       Issuance of option for note payable, current                 --             --            140,000
       Issuance of stock for services                             42,500        247,300        2,439,300
       Decrease in notes payable                                    --             --           (140,000)
       Increase in prepaid expenses                               (2,133)        (1,916)         (22,105)
       Increase (decrease) in accounts payable                    99,070       (128,588)         262,761
       Increase in accrued liabilities                            33,000          9,000           47,000
                                                             -----------    -----------    -------------
Net Cash Used in Operating Activities                            (85,127)      (309,937)      (1,683,573)
                                                             -----------    -----------    -------------

Cash Flows from Investing Activities
    Purchase of license rights                                      --             --            (85,000)
    Purchase of furniture and equipment                             --             --            (48,416)
    Cash acquired in acquisition                                    --             --            120,272
                                                             -----------    -----------    -------------
Net Cash Used in Investing Activities                               --             --            (13,144)
                                                             -----------    -----------    -------------

Cash Flows from Financing Activities
    Proceeds from issue of preferred stock series B                 --             --             10,000
    Proceeds from issuance of common stock                          --             --            689,164
    Purchase of treasury stock                                      --             --            (11,767)
    Proceeds from notes payable                                     --             --            140,000
    Proceeds from sale of treasury stock and warrants               --             --             15,000
    Proceeds from advances from related parties                   84,030        295,066          515,093
    Payment of stockholder's loan                                   --             --               (272)
    Proceeds from additional paid in capital                        --             --            342,108
                                                             -----------    -----------    -------------

Net Cash Provided by Financing Activities                         84,030        295,066        1,699,326
                                                             -----------    -----------    -------------


Net (Decrease) Increase in Cash                                   (1,097)       (14,871)           2,609

Cash - Beginning of Year                                           3,706         18,577             --
                                                             -----------    -----------    -------------

Cash - End of Year                                           $     2,609    $     3,706    $       2,609
                                                             ===========    ===========    =============


  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC
(A Development Stage Company)
Statements of Cash Flows (Continued)
Years Ended September 30, 2004 and 2003 and for the Period
from January 10, 1997 (Inception) to September 30, 2004
                                                                                              Cumulative
                                                                                                    from
                                                                                             January 10,
                                                                                                    1997
                                                                                          (Inception) to
                                                                                           September 30,
                                                                    2004           2003             2004

Supplemental Disclosure of Cash Flow Information

Non Cash Transactions:
    Issuance of common shares for Noveaux merger             $      --      $      --      $     106,525
                                                             ===========    ===========    =============
    Issuance of common shares for Lifeplan merger            $      --      $      --      $      50,000
                                                             ===========    ===========    =============
    Preferred B stock dividend                               $      --      $      --      $      10,000
                                                             ===========    ===========    =============
    Forgiveness of stockholder debt                          $      --      $      --      $       7,227
                                                             ===========    ===========    =============









  (The accompanying notes are an integral part of these financial statements.)

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003



1.    Operations

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

      The Company is currently engaged in the research and development of a vaccine to combat the Human Immunodeficiency Virus ("HIV"). The Company will operate under the exclusive worldwide license of Intracell Vaccines Limited ("Intracell"), in the development and distribution of the vaccine. The Company's headquarters are located in Ontario, Canada and the research facility is located in Birmingham, United Kingdom.


2.    Summary of Significant Accounting Policies

      Basis of Presentation

      The Company's financial statements have been prepared following generally accepted accounting principles in the United States ("U.S. GAAP"), which are expressed in United States funds.

      a)    Use of Estimates

            The preparation of the Company's financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Significant areas requiring the use of estimates relate to the estimated useful lives of furniture and equipment and the valuation and useful life of the intangible asset. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period which they become available.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003


2.    Summary of Significant Accounting Policies (cont'd)

      b)    Furniture and Equipment

            Furniture and equipment are stated at cost. Major renewals and betterments are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets.

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

      c)    Intangible Asset

            Intangible asset consists of a licensing right.

            The licensing right is being amortized over the remaining estimated useful life of 12 years commencing April 1999 using the straight-line method.

      d)    Long-lived Assets

            The Company reviews its long lived assets for impairment whenever events or circumstances indicate that the related carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

      e)    Financial Instruments

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

      f)    Income Tax

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003


2.    Summary of Significant Accounting Policies (cont'd)

      g)    Translation of Foreign Currency

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

      h)    Loss Per Share

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

      i)    Comprehensive loss

            The Company accounts for comprehensive loss in accordance with ASC Topic 220, "Comprehensive Income", which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the statements of shareholders' equity (deficit), and consists of net loss and foreign currency translation adjustment.

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

      l)    Recent Accounting Pronouncements

            Many recent accounting pronouncements have been issued since 2003. The Company has determined that the applicable accounting pronouncements will not have a material affect on the financial statements.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003


3.    Furniture and Equipment, Net

                                                  2004                     2003
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      Furniture and equipment  $  48,416  $     40,982  $  48,416  $     31,782
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $      7,434             $     16,634
                                          ------------             ------------

      Depreciation expenses for the years ended September 30, 2004 and 2003 were $9,200 and $9,200, respectively.


4.    Intangible Assets, Net

                                                  2004                     2003
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      License                  $ 185,000  $     84,789  $ 185,000  $     69,373
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $    100,211             $    115,627
                                          ------------             ------------

      The License Agreement was terminated effective December 01, 2007. See Note 12 (a).


5.    Advances from Related Parties

                                                             2004          2003

      Intracell                                      $    442,406  $    362,406
      Directors and officers of the Company                72,688        68,658
                                                     ------------  ------------

                                                     $    515,094  $    431,064
                                                     ============  ============


      Intracell is a related party to the Company by virtue of the Company's controlling shareholders owning Intracell.

      These advances are non-interest bearing, unsecured and have no specified terms for repayment.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003


6.    Stockholders' Equity (Deficit) (cont'd)

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003


6.    Stockholders' Equity (Deficit) (cont'd)

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003


7.    Commitments and Contingencies

      a) Stock Options - On April 6, 1999, the Company entered into a stock option agreement, in which the Company granted Intracell's stockholders options to purchase an aggregate of 300,000 shares, under three separate conditional events. The Company authorized the exercise of the options as follows:

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

                  The options expired on April 1, 2004 without being exercised.

      b) Stock Options - On August 7, 2001, the Company provided Intracell with three options to acquire a total of 7,500,000 shares as follows:

            i) 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin.

            ii) 2,500,000 shares of common stock at $1.00 per share when Phase III human trials begin.

            iii) 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government.

                  The options expire on September 1, 2007. No milestones had been met as at September 30, 2004.

      c) Stock Options - On September 2, 2002, the Company provided a lender, an option to purchase 800,000 common shares, in settlement of the note payable of $140,000. The exercise price of the option was determined to be the average market price of common shares over the 20 trading days prior to exercise, less a discount of 35% or $.50 per share, whichever is higher. The options expired on December 31, 2003 without being exercised.

      d) Warrants - On July 29, 2002, the Company issued stock warrants to acquire 3,000,000 shares of the Company's common stock at $1.50 per share. The warrants expired in December 2003 without being exercised.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003


7.    Commitments and Contingencies (cont'd)

      e) Royalty Payments under Licensing Agreement - The Company has committed to make minimum royalty payments of (pound)50,000 ($90,450) per annum. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the year end, the Company had not made the above payments and owes cumulative royalties of (pound)150,000 or $271,350 (2003 - (pound)100,000 or
            $166,620).

      f) Consulting Agreement - Pursuant to the consulting agreement with Intracell, the Company is committed to pay Intracell, a consulting fee of $20,000 per quarter. Intracell has the right to terminate the consulting agreement, due to the Company's failure to make these payments,.


8.    Income Taxes
                                                             2004          2003

      Temporary differences                          $     41,500  $     33,400
      Loss carryforwards                                1,927,920     1,834,800
      Allowance for valuation                          (1,969,420)   (1,868,200)
                                                     ------------  ------------
                                                     $       --    $       --
                                                     ============  ============

      Potential benefits of net operating losses have not been recognized in these financial statements because the Company can not be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

      The Company's tax returns have not yet been filed and when they are filed will be subject to audits and potential penalties and reassessments by taxation authorities. The outcome of audits can not be reasonably determined and the potential impact on the financial statements is not determinable.


9.    Related Party Transactions

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the years, which are measured at the exchange amount agreed to by the related parties:

                                                             2004          2003
      Amounts Charged by a Shareholder

        Consulting fees charged by Intracell
         included in Research and development costs  $     80,000  $    280,000
                                                     ------------  ------------
        Directors and officers compensation          $     20,000  $     50,100
                                                     ============  ============

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2004 and 2003


10.   Financial Instruments

      a)    Fair Value

            The carrying amount of cash, accounts payable, accrued liabilities, and advances from related parties approximate fair values due to the short term nature of these items.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 31% of expenses for the year ended are denominated in U.K. pound (2003 - 15% of expenses). As at September 30, 2004, 17% of assets and 31% of liabilities are originally denominated in U.K. pound (2003 - 13% of assets and 26% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.


11.   Stockholders' Restrictions

      The stockholders of the Company have a pre-emptive right regarding the purchase of stock. Furthermore, the transfer of certain stock is restricted, in accordance with the regulations of the Securities and Exchange Commission ("SEC"). The regulations prevent the transfer of stock, unless a registration statement is in effect, or if the stock is subject to exemption under SEC regulations.


12.   Subsequent Events

      a) The License Agreement was terminated effective December 1, 2007. Under the termination agreement, the $566,005 in outstanding royalty payments were forgiven.

      b) On August 23, 2010, the Company entered into an irrevocable agreement to acquire 80% of the issued and outstanding share capital of Richard Y Lange, a Mexican corporation, through the issue of 8,000,000 of the Company's common shares valued at $0.25 per common share. Under the agreement, Richard Y Lange warrants that shareholders equity in Richard Y Lange will not be less than 70,000,000 pesos ($5,995,000). Richard Y Lange is involved in construction, property development and product distribution. It also owns a block plant and a sand pit. The agreement will close as soon as Richard Y Lange has verified its assets through audit or as agreed to by the parties. The Company represents, at Closing, there will be 10,421,916 common shares and 300,000 Preferred "B" shares outstanding. Thus the Company has agreed to reduce their common shares by 8,736 shares.

      c) The Company changed its name to Grupo International Inc. on September 2, 2010.


13.   Comparative Figures

      Certain items have been reclassified to conform to the presentation adopted in 2004.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer has concluded that the disclosure controls and procedures were not effective as of September 30, 2004. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of September 30, 2004, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended September 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

                                    PART III

Item 10. Director's And Executive Officers Promoters and Corporate Goverance.

Directors and Executive Officers

Our directors and executive officers at 30 September 2004 were as follows

NAME                        AGE         POSITION
--------                    ---         --------------
Kevin W Murray              52          Chairman of the Board, President and CEO
Gordon R B Skinner          63          Director, Director of Research
Sally Del Principe          49          Director,
John Palethorpe             60          Vice President

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

Sally Del Principe has served as a director of the company since June 2001. She is a resident of United Kingdom and since 1992 has been a partner in Lupton Del Principe Associates, a private company which specializes in credit insurance brokerage. Mrs. Del Principe has spent a considerable portion of her working life in Southern Africa. Ms Del Principe resigned in 2010.

John Palethorpe has served as a Vice President since April of 1999. Since 1979, Mr. Palethorpe has been the Chairman and Managing Director of Stourbridge Forklift Co. Ltd., a company that acts as an agent for the sale of Desta and Hyundai Forklifts. He is also the Chairman and managing director of the following companies: Randcrown Ltd., a property and investment company incorporated in 1979; J.Rigg Construction Ltd a property maintenance and repair company incorporated in 1979; and Tionmartin Ltd., a company that sells used forklifts and has been incorporated since 1975 and Vaccine Research International Plc, a corporation involved in the development of a Staphyloccocal vaccine. He has been involved in the financing of the development of our proposed vaccine since 1993. Mr palethorpe resigned in 2010.

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

Item 11. Executive Compensation.

         As of the fiscal year ended September 30, 2004, our executive officers have received or accrued compensation from us as follows:

                        Annual Compensation      Long Term Compensation
                        -------------------      ----------------------
                                                          Stock Awards
                         Fiscal                            and Other
Name and Position         Year      Salary       Bonus    Compensation
Kevin Murray              2002      $  -         $  -      $ 20,000(1)
Chairman and CEO          2003      $  -         $  -      $ 20,000(1)
                          2004      $10,000      $  -      $      -

Dr. Gordon Skinner        2002      $            $  -      $ 20,000(1)
Director, Director of     2003      $  -         $  -      $ 20,000(1)
Research                  2004      $10,000      $  -      $      -

Sally Del Principe        2002      $  -         $  -      $ 10,000(2)
Director and CFO          2003      $  -         $  -      $ 10,000(2)
                          2004      $  -         $  -      $      -

John Palethorpe           2002      $  -         $  -      $ 10,000(2)
Vice President            2003      $  -         $  -      $ 10,000(2)
                          2004      $  -         $  -      $      -

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

         Our executives, Messrs. Skinner, Murray and Palethorpe have not received any compensation from Intracell Vaccines Limited for the years 2002, 2003 and 2004.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and related stockholder matters.

         The following chart sets forth certain information with respect to the beneficial ownership of the common stock and the Series A preferred stock of the Company as of September 30, 2004: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers


(defined below), and (iv) all directors and executive officers as a group. As of September 30, 2004, the Company had 9,831,669 shares of common stock outstanding, 10,000 Series A preferred shares outstanding and 1,000,000 Series B preferred shares outstanding.

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

-------------------------------------------
(1) The shares of common stock are owned both directly and through the executives' indirect shareholdings in Intracell Vaccines Limited.
(2) The shares of Series A preferred stock are owned both directly and through the executives' shareholdings in Intracell Vaccines Limited. Each share of Series A preferred stock entitles the holder to 3,000 votes at a shareholder's meeting.
(3) All of the outstanding shares of Intracell Vaccines Limited are owned equally by Dr. Gordon Skinner, Kevin Murray and John Palethorpe.
(4) Consists of 3,000,000 common shares issuable upon the conversion of Series B preferred stock held by Tradebay Investments. Rosemary Hunter was the sole Officer and Director of Tradebay Investments Ltd.

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We paid aggregate fees and expenses of approximately $30,253 and $7,802, respectively, during 2003 and 2004, respectively, for work completed for our annual audits.

Tax Fees. We did not incur any aggregate tax fees and expenses from S F Partnership LLP for the years September 30, 2003 and 2004, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from S F Partnership LLP during 2003 and 2004.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the years ended September 30, 2003 and 2004 were approved by the board of directors pursuant to its policies and procedures.

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

(a)      Reports on Form 8-K:

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


By: /s/ KEVIN W MURRAY            Chairman of the Board         August 05, 2011
    ------------------            President & CEO & CFO
    Kevin Murray

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