Form 10-Q
period 2004-12-31
Grupo International Inc
filed 2011-10-24
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
                                       OR

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

 Large accelerated filer |_|            Accelerated filer |_|
 Non-accelerated filer |_|              Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

The number of shares of Common Stock outstanding was 10,430,652 as of September 2, 2010.

                                  HIV-VAC INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET AS OF DECEMBER 31, 2004 (UNAUDITED)         3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2004 (UNAUDITED)                                    4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2004 (UNAUDITED)                                  5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          12

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK               13

ITEM 4. CONTROLS AND PROCEDURES                                             13

PART II-- OTHER INFORMATION                                                 15

ITEM 1. LEGAL PROCEEDINGS                                                   15

ITEM 1A RISK FACTORS                                                        15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4. REMOVED OR RESERVED                                                 15

ITEM 5. OTHER INFORMATION                                                   15

ITEM 6. EXHIBITS                                                            15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS
                                                   December 31,   September 30,
                                                       2004            2003
                                                  -------------   -------------
Current Assets
  Cash and equivalents                            $       2,625   $       2,609
  Prepaid expenditure                                      --            22,105
                                                  -------------   -------------
     Total current assets                                 2,625          24,714
                                                  -------------   -------------

Furniture and equipment, net                              7,193           7,434
                                                  -------------   -------------
Other Assets
  Intangible assets, net                                 96,357         100,211
                                                  -------------   -------------
Total assets                                      $     106,175   $     132,359
                                                  =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accrued liabilities:
     Accounts Payable                                   337,127         317,137
     Accrued Liabilities                                 53,500          47,000
     Advances from related parties                      520,413         515,094
                                                  -------------   -------------
     Total Current Liabilities                          911,040         879,231
                                                  -------------   -------------
Stockholders' Equity (Deficit)
  Preferred stock, $0.01 par value;
   10,000,000 shares authorized Series A,
   non-preferential; 10,000 issued and
   Outstanding                                              100             100
  Series B, convertible, non-preferential;
   1,000,000 and -0- shares issued and
   outstanding, respectively                             10,000          10,000
  Common stock, $0.001 par value;
   500,000,000 shares authorized;
   9,831,669 and 9,831,669 shares issued
   and outstanding, respectively                          9,832           9,832
  Additional paid in capital                          6,435,926       6,435,926
  Deficit accumulated during the
   development stage                                 (7,192,018)     (7,153,064)
  Treasury stock, at cost; 1,016 common stock
   and 700,000 Preferred Stock, Series B                 (8,767)         (8,767)
  Accumulated other comprehensive loss                  (59,938)        (40,899)
                                                  -------------   -------------
    Total stockholders' equity (deficit)               (804,505)       (746,872)
                                                  -------------   -------------
    Total liabilities and
     stockholders' equity (deficit)               $     106,175   $     132,359
                                                  =============   =============

See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     FOR THE QUARTERS ENDED DECEMBER 31, 2004, 2003 AND FOR THE PERIOD FROM
                JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2004
                                                                   Period from
                                                                    January 10,
                                                                       1997
                                        Quarter        Quarter     (Inception)
                                         Ended          Ended           to
                                     December 31,   December 31,   December 31,
                                         2004           2003           2004
                                     ------------   ------------   ------------
Expenses
  Research and development costs            5,934         24,280      1,710,221
  Royalty Fees                             22,105         19,971      1,762,013
  General and administrative                6,821         40,720        724,626
  Depreciation and amortization             4,094          6,154        129,866
  Legal Fees                                 --             --        1,500,028
  Licensing Fees                             --             --          635,500
  Loss from disposal of assets               --             --           30,195
                                     ------------   ------------   ------------
                                           38,954        105,625      6,492,449
                                     ------------   ------------   ------------

    Loss from operations                  (38,954)      (105,625)    (6,492,449)
                                     ------------   ------------   ------------
Other Income (Expense)
  Other expenses                             --             --         (261,162)
  Interest income                            --             --            3,774
                                     ------------   ------------   ------------
    Total other income (expense)             --             --         (257,388)
                                     ------------   ------------   ------------
    Loss from continuing operations       (38,954)      (105,625)    (6,749,837)

Loss from discontinued operations            --             --         (432,181)
                                     ------------   ------------   ------------

    Net loss                              (38,954)      (105,625)    (7,182,018)
                                     ============   ============   ============
    Foreign Currency
     Translation Adjustment               (19,039)       (13,611)       (59,938)
                                     ------------   ------------   ------------


Comprehensive Loss                         57,993        119,236      7,241,956
                                     ============   ============   ============
  Loss per weighted number
   of outstanding shares -
   basic and diluted                 $      (0.00)  $      (0.01)
                                     ============   ============

Weighted average number of
 common shares outstanding
 during period - basic and diluted      9,831,669      9,674,604
                                     ============   ============

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2004 AND 2003 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2004 (UNAUDITED)

                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2004            2004            2003
                                                    ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net loss                                          $ (7,182,018)   $    (38,954)   $   (105,625)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                       129,866           4,094           6,154
     Officers' compensation capitalized                  100,000            --              --
     Other expenses relating to Noveaux and
      LifePlan acquisitions                              261,163            --              --
     Issuance of stock for licensing fees              2,135,500            --              --
     Issuance of stock for directors and
      officers compensation                              110,100            --              --
     Issuance of stock for fees and current debt       2,439,300            --            42,500
     Issuance of stock for note payable                  140,000            --              --
     Decrease in prepaid expenditure                        --            22,105          19,972
     (Decrease) in notes payable                        (140,000)           --              --
     Increase in accounts payable                        263,712             951            --
     Increase in accrued liabilities                      53,500           6,500          14,297
                                                    ------------    ------------    ------------

Net Cash Used in Operating Activities                 (1,688,877)         (5,304)        (22,702)
                                                    ------------    ------------    ------------

Cash Flow From Investing Activities:
   Purchase of patent rights                             (85,000)           --              --
   Purchase of furniture and equipment                   (48,416)           --              --
   Purchase of treasury stock                            (11,767)           --              --
   Cash acquired in acquisition                          120,272            --              --
                                                    ------------    ------------    ------------
Net Cash Used in Investing Activities                    (24,911)           --              --
                                                    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issue of
    preferred stock series B                              10,000            --              --
   Proceeds from issuance of common stock                689,164            --              --
   Purchase of treasury stock                            (11,767)           --              --
   Proceeds from notes payable                           140,000            --              --
   Proceeds from sale of treasury
    stock and warrants                                    15,000            --              --
   Proceed from advances from related parties            525,093           5,320            --
   Payment of stockholder's loan                            (272)           --              --
   Proceeds from additional paid in capital              342,108            --              --
                                                    ------------    ------------    ------------
Net Cash Provided by Financing Activities              1,716,413           5,320          21,601
                                                    ------------    ------------    ------------


Net increase (decrease) in cash                            2,625              16          (1,101)
Cash and equivalents at beginning of period                 --             2,609           3,706
                                                    ------------    ------------    ------------
Cash and equivalents at end of period               $      2,625    $      2,625    $      2,605
                                                    ============    ============    ============







                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2004 AND 2003 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2004 (UNAUDITED)


                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2004            2004            2003
                                                    ------------    ------------    ------------

Supplemental Disclosure of Cash Flow Information:
   Issuance of common shares for Noveaux merger     $    106,525    $       --      $       --
                                                    ============    ============    ============
   Issuance of common shares for LifePlan merger    $     50,000    $       --      $       --
                                                    ============    ============    ============
   Preferred B stock dividend                       $     10,000    $       --      $       --
                                                    ============    ============    ============
   Forgiveness of stockholder debt                  $      7,227    $       --      $       --
                                                    ============    ============    ============






See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004.
                                   (UNAUDITED)


The unaudited condensed financial statements of HIV-VAC, Inc. included herein have been prepared by HIV-VAC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of HIV-VAC's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. These financial statements should be read in conjunction with HIV-VAC's audited financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2004.


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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2004 and 2003, the Company experienced a net loss of $282,180 and $510,450, respectively.

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

Fixed Assets: Fixed assets are stated at cost. Maintenance and repairs are expensed in the period incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related costs are removed from the accounts and any gain or loss is included in income. Depreciation for 2002 is computed using the diminishing balance method with an amortization rates of 15% for equipment and 10% for furniture. Depreciation for 2003 was using the straight line method with an asset life of 5 to 7 years. The change in the method of amortization was implemented in order to better reflect the value of the assets.

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

                                  HIV-VAC, INC.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended December 31, 2004 and 2003.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended December 31 2004, and 2003 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

Foreign Currency: Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Recent Accounting Announcements: The Company has reviewed all recent accounting announcements and has determined that there are no recent announcements that are likely to have a material effect on our financial statements

Stock Issued For Services: The company enters into transactions in which goods or services are the consideration received for the issue of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods that they are rendered.

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:

                                               December 31,    September 30,
                                                   2004             2003
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,840
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (41,223)         (40,982)
                                              -------------    -------------
     Net                                      $       7,193    $       7,434
                                              =============    =============

Depreciation expense for the three months ended December 31, 2004 and the year ended September 30, 2003, was $241 and $9,200 respectively

NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                               December 31,    September 30,
                                                   2004             2003
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000

  Less accumulated amortization                     (88,643)         (84,789)
                                              -------------    -------------
     Net                                      $      96,357    $     100,211
                                              =============    =============

Amortization expense for the three months ended December 31, 2004 and the year ended September 30, 2003, was $3,854 and $15,418 respectively.

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


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On April 1, 2004, the Company entered into a lease agreement for office facility expiring on April 30, 2005. Rent payable under the lease is approximately $900 per quarter.

     b)   Stock Options.

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

          None of the contingencies had been met at December 31, 2004. The options expire on September 1, 2007.

Warrants - On July 29, 2002, the Company issued stock warrants to acquire 3,000,000 shares of the Company's common stock at $1.50 per share. The warrants expired on December 2003 without being exercised..

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

Royalty Payments under Licensing Agreement - The Company has committed to make minimum royalty payments of (pound)50,000 ($80,500) per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilisation of the patents. As of the date of this report, the Company had not made the above payments.

                                  HIV-VAC, INC.

Consulting Agreement - Pursuant to the consulting agreement with Intracell Vaccines, the Company is committed to pay Intracell Vaccines a consulting fee of $5,000 per quarter. Intracell Vaccines has the right, due to the companies failure to make these payments, to terminate the consulting agreement.


NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At December 31, 2004, net operating losses of approximately $5,883,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $5,000 for of the three month period ended December 31, 2004 and $20,000 for the three month period December 31, 2003. As of December 31, 2004 and September 30, 2003, the balance due to related party stockholders arising from the normal course of business was $520,803 and $515,094 respectively.


NOTE 9  -  SUBSEQUENT EVENTS

     a) The License Agreement was terminated effective December 1, 2007. Under the termination agreement, the $566,005 in outstanding royalty payments were forgiven.

     b) On August 23, 2010, the Company entered into an irrevocable agreement to acquire 80% of the issued and outstanding share capital of Richard Y Lange, a Mexican corporation, through the issue of 8,000,000 of the Company's common shares valued at $0.25 per common share. Under the agreement, Richard Y Lange warrants that shareholders equity in Richard Y Lange will not be less than 70,000,000 pesos ($5,995,000). Richard Y Lange is involved in construction, property development and product distribution. It also owns a block plant and a sand pit. The agreement will close as soon as Richard Y Lange has verified its assets through audit or as agreed to by the parties. The Company had two classes of stock, with 10,432,652 common shares and 300,000 Preferred "B" shares outstanding as of September 2, 2010. Thus the Company has agreed to reduce their common shares by 8,736 shares.

     c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. In 2000 we began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and filing our periodic filings with the Securities and Exchange Commission. To date, we have been unable to obtain the funding that we need to move forward to a phase I trial. As a result, research and development costs for the three months ended December 31, 2004 decreased by $18,346 from $24,280 for the three months ended December 31, 2003 to $5,934 for the three months ended December 31, 2004. The decrease in expenditure was due to a reduction in consulting costs to Intracell Vaccines Ltd. Administrative expenditure decreased by $33,899 from $40,720 for the quarter ended December 31, 2003 to $6,821 for the quarter ended December 31, 2004. The decrease was primarily due to a reduction in consulting fees of $30,000. We incurred a net loss of $38,954 or $(0.01) per share based on 9,831,669 weighted average shares outstanding for the quarter ended December 31, 2004 compared to $105,625 or $(0.011) per share based on 9,674,604 weighted average shares outstanding for the quarter ended December 31, 2003. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to December 31, 2004. Through December 31, 2004 we have relied on advances of approximately $520,413 from our principal stockholders, trade payables of approximately $377,151, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of December 31, 2004, we had $2,625 of cash and cash equivalents. Operations for the three months ended December 31, 2004 have been financed through a loan from Intracell Vaccines Limited and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

         We cancelled our license agreement with the University of Birmingham in 2007, as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents in 2011. We plan to continue research and development of the vaccine, and believe that it might be possible to establish new patents, depending on the progress and results of our research.

         Our business plan requires at least $6,000,000 to implement, and cannot be implemented until funding for this amount has been achieved. If the funding is achieved, we plan, in the first year, to implement a PhaseI/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as a vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and the Company is currently evaluating various different manufacturers in Russia, the UK and the USA.

         We also plan, subject to financing, in the future, to initiate further trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia. We intend to institute studies of the efficacy of the vaccine in non-human primates in parallel or preceding Phase I trials of the vaccine in human subjects in Moscow, Russia. We expect the regulatory approval process to take up to six months to complete. The proposed vaccine could be manufactured in Russia, under the supervision and quality control of various parties within and without Russia, including the Federal Russia AIDS Centre in Moscow and laboratories in Birmingham and London, U.K.

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

         No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above. The results of the proposed trials in Russia and/or Africa and the UK cannot be predicted.

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through December 31, 2006 This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $6 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares if sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees with the payment of on-going royalties on sales. We are also looking at the possibility of acquiring other technologies which might assist in financing.

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

Item 4. Controls and Procedures.

During the three months ended December 31, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of Decmber 31, 2004. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended December 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be Signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of September 2010.


                                                HIV-VAC, INC.


                                                /s/ Kevin W. Murray
                                                -------------------------------
                                                Kevin W. Murray
                                                President and CFO