Form 10-Q
period 2005-03-31
Grupo International Inc
filed 2011-10-24
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       OR

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

The number of shares of Common Stock outstanding was 10,430,652 as of September 02, 2010.

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF MARCH 31, 2005 (UNAUDITED)                           3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
            SIX MONTHS ENDED MARCH 31, 2005 AND 2004 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2005 (UNAUDITED)                                    4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED MARCH 31, 2005 AND 2004 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2005 (UNAUDITED)                                   5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)             7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       12-13
        AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK             14

ITEM 4. CONTROLS AND PROCEDURES                                           14

PART II-- OTHER INFORMATION                                               15

ITEM 1. LEGAL PROCEEDINGS                                                 15

ITEM 1A RISK FACTORS                                                      15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   15

ITEM 4. REMOVED OR RESERVED                                               15

ITEM 5. OTHER INFORMATION                                                 15

ITEM 6. EXHIBITS                                                          15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS

                                                    March 31,     September 30,
                                                      2005             2004
                                                 -------------    -------------
Current Assets
  Cash and equivalents                           $         924    $       2,609
  Prepaid expenditure                                   71,851           22,105
                                                 -------------    -------------
     Total current assets                               72,775           24,714
                                                 -------------    -------------

Furniture and equipment, net
                                                         6,952            7,434
                                                 -------------    -------------
Other Assets
  Intangible assets, net                                92,503          100,211
                                                 -------------    -------------
Total assets                                     $     172,230    $     132,359
                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
     Accounts Payable                                  427,717          200,659
    Accrued Liabilities                                 56,309           14,000
     Advances from related parties                     528,193          515,094
                                                 -------------    -------------
     Total Current Liabilities                       1,012,219          879,231
                                                 -------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized Series A,
    non-preferential; 10,000 issued and
    Outstanding                                            100              100
   Series B, convertible, non-preferential;
    1,000,000 and -0- shares issued and
    outstanding, respectively                           10,000           10,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,831,669 and 9,831,669 shares issued
    and outstanding, respectively                        9,832            9,832
   Additional paid in capital                        6,435,925        6,435,926
   Deficit accumulated during the
    development stage                               (7,233,299)      (7,153,064)
   Treasury stock, at cost; 1,016 common stock
    and 700,000 Preferred Stock, Series B               (8,767)          (8,767)
   Accumulated other comprehensive loss                (53,780)         (40,899)
                                                 -------------    -------------
     Total stockholders' equity (deficit)             (839,989)        (746,872)
                                                 -------------    -------------
     Total liabilities and stockholders'
      equity (deficit)                           $     172,230    $     132,359
                                                 =============    =============

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                          Three Months Ended         Six Months Ending        (Inception)
                                      ------------------------    ------------------------        to
                                       March 31,     March 31,     March 31,     March 31,     March 31,
                                         2005          2004          2005          2004          2005
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  Research and development costs           5,950        24,898        11,884        79,176      1,716,171
  Royalty Fees                            23,950        22,377        46,055        42,348      1,785,963
  General and administrative               7,286         7,673        14,107        18,393        731,912
  Depreciation and amortization            4,094         6,154         8,189        12,308        133,961
  Legal fees                                --            --            --            --        1,500,028
  Licensing fees                            --            --            --            --          635,500
  Loss from disposal of assets              --            --            --            --           30,195
                                      ----------    ----------    ----------    ----------    -----------
                                          41,280        62,602        80,235       168,225      6,533,730
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                 (41,280)      (62,602)      (80,235)     (168,225)    (6,533,730)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
  Interest income                           --            --            --            --            3,774
                                      ----------    ----------    ----------    ----------    -----------
    Total other income (expense)            --            --            --            --         (257,388)
                                      ----------    ----------    ----------    ----------    -----------
    Loss from continuing operations      (41,280)      (62,062)      (80,235)     (168,225)    (6,791,118)
Loss from discontinued operations           --            --            --            --             --
Loss from Discontinued Operations           --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------

     Net loss                            (41,280)      (62,062)      (80,235)     (168,225)    (7,223,299)
                                      ==========    ==========    ==========    ==========    ===========

  Foreign Currency
    Translation Adjustment                 6,158        (9,022)      (12,881)      (22,633)       (53,780)
                                      ----------    ----------    ----------    ----------    -----------

  Comprehensive Loss                     (35,122)      (71,084)      (93,116)     (190,858)    (7,277,079)
                                      ==========    ==========    ==========    ==========    ===========

  Loss per weighted average number
   of Shares outstanding -
   basic and diluted                        0.01          0.01          0.01          0.02
                                      ----------    ----------    ----------    ----------
Weighted average number of common
 shares outstanding during
 period - basic and diluted            9,831,669     9,831,669     9,831,669     9,753,136
                                      ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

                                                     Period from
                                                     January 10,
                                                         1997
                                                     (Inception)     For the Six Months Ended
                                                          to        --------------------------
                                                       March 31,      March 31,      March 31,
                                                         2005           2005           2004
                                                     -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                           $(7,223,299)   $   (80,235)   $  (168,225)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                       133,961          8,189         12,308
     Officers' compensation capitalized                  100,000           --             --
    Other expenses relating to Noveaux acquisition       261,163           --             --
     Issuance of stock for licensing fees              2,135,500           --             --
     Issuance of stock for directors and
      officers compensation                              110,100           --             --
     Issuance of stock for fees and current debt       2,439,300           --           42,500
     Issuance of stock for note payable                  140,000           --             --
     Increase  in prepaid expenditure                    (71,850)       (49,745)       (47,161)
     (Decrease) in notes payable                        (140,000)          --             --
     Increase in payables and accrued liabilities        416,767        107,007        116,161
                                                     -----------    -----------    -----------
Net Cash Used in Operating Activities                 (1,698,358)       (14,784)       (44,417)
                                                     -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                             (85,000)          --             --
   Purchase of furniture and equipment                   (48,416)          --             --
   Cash acquired in acquisition                          120,272           --             --
                                                     -----------    -----------    -----------
Net Cash Used in Investing Activities                    (13,144)          --             --
                                                     -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock series B        10,000           --             --
   Proceeds from issuance of common stock                689,164           --             --
   Purchase of treasury stock                            (11,767)          --             --
   Proceeds from notes payable                           140,000           --             --

Proceeds from advances from related parties              528,193         13,099         43,325
   Proceeds from sale of treasury stock and
    warrants                                              15,000           --             --
   Payment of stockholder's loan                            (272)          --             --
   Proceeds from additional paid in capital              342,108           --             --
                                                     -----------    -----------    -----------

Net Cash Provided by Financing Activities              1,712,426         13,099         43,325
                                                     -----------    -----------    -----------

Net increase (decrease) in cash                              924         (1,685)        (1,092)

Cash and equivalents at beginning of period                 --            2,609          3,706
                                                     -----------    -----------    -----------
Cash and equivalents at end of period                $       924    $       927    $     2,614
                                                     ===========    ===========    ===========

See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

                                                     Period from
                                                     January 10,
                                                         1997
                                                     (Inception)     For the Six Months Ended
                                                          to        --------------------------
                                                       March 31,      March 31,      March 31,
                                                         2005           2005           2004
                                                     -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Issuance of common shares for Noveaux merger      $   106,525    $      --      $      --
                                                     ===========    ===========    ===========
   Issuance of common shares for LifePlan merger     $    50,000    $      --      $      --
                                                     ===========    ===========    ===========
   Preferred B stock dividend                        $    10,000    $      --      $      --
                                                     ===========    ===========    ===========

   Forgiveness of stockholder debt                   $     7,227    $      --      $      --
                                                     ===========    ===========    ===========








See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2005.
                                   (UNAUDITED)

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: HIV-VAC, Inc. (the "Company"), formerly known as Personna Records, Inc. (Personna) was incorporated on January 10,1997 in the State of Nevada. Personna (originally known as Sonic Records, Inc.) was engaged in the production and distribution of musical records. In April 1998, Personna merged with Nouveaux Corporation whereby Personna became the surviving corporation. We changed our name to Grupo International Inc. on September 2, 2010.

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2004 and 2003, the Company experienced a net loss of $282,180 and $510,449, respectively.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended March 31, 2005 and 2004.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended March 31 2005, and 2004 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

Foreign Currency: Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Recent Accounting Announcements: The Company has evaluated the recent accounting announcements and has determined that there are no recent announcements that will have a material effect on the the Company's financial statements.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2005             2004
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (41,464)         (40,982)
                                              -------------    -------------
     Net                                      $       6,952    $       7,434
                                              =============    =============

Depreciation expense for the six months ended March 31, 2005 and the year ended September 30, 2004, was $481 and $9,200 respectively

NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2005             2004
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000
  Less accumulated amortization                     (92,497)         (84,789)
                                              -------------    -------------
     Net                                      $      92,503    $     100,211
                                              =============    =============

Amortization expense for the six months ended March 31, 2005 and the year ended September 30, 2004, was $7,708 and $15,418 respectively.


NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 57,500 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK. The company also issued stock options to the shareholders of Intracell to purchase a total of 300,000 shares of the Company's Common Stock, conditional on the outcome of three separate events. The options expired on December 31, 2004 without being exercised. The Company also agreed to make advance minimum royalty payments of (pound)50,000 ( $80,500) to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are for the duration of the patents. The Company had been unable to make these payments as of the date of this report. The Company terminated the licence agrement in December 2007 as it did not believe that it could commercialize the vaccine prior to the expiration of the patents in 2011.

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

                                  HIV-VAC, INC.

NOTE 5 - STOCKHOLDERS' EQUITY

The Company did not issue any stock  during the period


NOTE 6 - COMMITMENTS AND CONTINGENCIES

      a) Operating lease. On April 1, 2004, the Company entered into a lease agreement for office facility expiring on April 30, 2005. The lease is now on a month to month basis. The rent payable under the lease is $925 per quarter. Rent expense for the year ended September 30, 2004, was $9,540.

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

                  None of the contingencies had been met at December 31, 2002. The options expire on September 1, 2007.

Royalty Payments under Licensing Agreement - The Company has committed to make minimum royalty payments of (pound)50,000 ($80,500) per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilisation of the patents which expire in 2011. As of May 31, 2005, the Company had not made the above payments.

Consulting Agreement - Pursuant to the consulting agreement with Intracell Vaccines, the Company is committed to pay Intracell Vaccines a consulting fee of $5,000 per quarter. Intracell Vaccines has the right, due to the company's failure to make these payments, to terminate the consulting agreement.

                                  HIV-VAC, INC.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At March 31, 2005, net operating losses of approximately $5,945,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $10,000 for the six month period ended March 31, 2005 and $40,000 for the six month period ended March 31, 2004. As of March 31, 2005 and September 30, 2004, the balance due to related party stockholders arising from the normal course of business was $528,193 and $515,094 respectively.


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

      c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and researching our proposed vaccine. We have been unable to raise sufficient working capital to commence trials. As a result, research and development costs for the three months ended March 31, 2005 decreased by $18,948 from $24,898 for the three months ended March 31, 2004 to $5,950 for the three months ended March 31, 2005. Administrative expenditure decreased marginally by $387 from $7,673 for the quarter ended March 31, 2004 to $7,286 for the quarter ended March 31, 2005. The reduction in research and development expenditure was due to a reduction in consulting fees and premises costs. The Company received no interest income during the quarters ended March 31, 2005 and March 31, 2004. We incurred a net loss of $41,280 or $(0.01) per share based on 9,831,669 weighted average shares outstanding for the quarter ended March 31, 2005 compared to a loss of $62,602 or $(0.01) per share based on 9,831,669 weighted average shares outstanding for the quarter ended March 31, 2004. Research and development costs for the six months ended March 31, 2005 reduced by $67,292 from $79,176 for the six months ended March 31, 2004 to $11,884 for the six months ended March 31, 2005. The reduction of expenditure was a result of reduced consulting and premises costs. General and Administration expenditure decreased by $4,286, from $18,393 for the six months ended March 31, 2004 to $14,107 for the six months ended March 31, 2005. The reduction in costs was a result of reduced aidit and office costs. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to March 31, 2005. We have relied on advances of approximately $528,193 from our principal stockholders, trade payables of approximately $360,458, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of March 31, 2005, we had approximately $924 of cash and cash equivalents. Operations for the six months ended March 31, 2005 have been financed through a loan from Intracell Vaccines Limited, an increase in payables and through the utilization of $1,685 in cash on hand. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see
Note 1 to financial statements).

         We terminated our license agreement with the University in 2007 as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents in 2011. We plan to continue development of the vaccine and believe that it may be possible to establish new patents, depending on the outcome of our research. Our business plan requires at least $6,000,000 to implement, and cannot be implemented until funding for this amount has been achieved. When the funding has been achieved, we plan, in the first year, to implement a PhaseI/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as a vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and the Company to a company or organization that specializes manufacturer of vaccines. We have previously manufactured vaccine in Russia and the UK.

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

Item 4. Controls and Procedures.

During the six months ended March 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of March31, 2005. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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