Form 10-Q
period 2005-06-30
Grupo International Inc
filed 2011-10-24
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       OR

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

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF JUNE 30, 2005 (UNAUDITED)                              3

         CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS ENDED
          JUNE 30, 2005 AND 2004 AND SIX MONTHS ENDED JUNE 30, 2004
          AND 2004 AND PERIOD FROM JANUARY 10, 1997 (DATE OF
          INCEPTION) TO JUNE 30, 2005 (UNAUDITED)                           4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            JUNE 30, 2005 (UNAUDITED)                                      5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-10

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION         11-12
         AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK              13

ITEM 4. CONTROLS AND PROCEDURES                                            13

PART II-- OTHER INFORMATION                                                14

ITEM 1. LEGAL PROCEEDINGS                                                  14

ITEM 1A RISK FACTORS                                                       14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    14

ITEM 4. REMOVED OR RESERVED                                                14

ITEM 5. OTHER INFORMATION                                                  14

ITEM 6. EXHIBITS                                                           14
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Unaudited)
                                     ASSETS
                                                    June 30,      September 30,
                                                      2005             2004
                                                  ------------    ------------
Current Assets
  Cash and equivalents                            $        909    $      2,609
  Prepaid expenditure & Sundry Assets                   49,745          22,105
                                                  ------------    ------------
     Total current assets                               50,654          24,714
                                                  ------------    ------------

Furniture and Equipment, Net (Note 3)                    6,712           7,434
                                                  ------------    ------------
Other Assets
  Intangible assets, net (Note 4)                       88,649         100,211
                                                  ------------    ------------
Total assets                                      $    146,015    $    132,359
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts Payable                                   407,672         317,137
    Accrued Liabilities                                 62,809          47,000
     Related Parties (Note 8)                          533,504         515,094
                                                  ------------    ------------
     Total Current Liabilities                       1,003,985         879,231
                                                  ------------    ------------
Stockholders' Deficit
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and outstanding                       100             100
      Series B, convertible,
       non-preferential; 1,000,000 and
       1,000,000 shares issued and
       outstanding, respectively                        10,000          10,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,831,669 shares issued and
    outstanding, respectively                            9,832           9,832
   Additional paid in capital                        6,435,926       6,435,926
   Deficit accumulated during the
    development stage                               (7,272,208)     (7,153,064)
   Treasury stock, at cost; 1,016 common
    stock and 700,000 Convertible
    Preferred Stock, Series B                           (8,767)         (8,767)
   Accumulated other comprehensive loss                (32,853)        (40,899)
                                                  ------------    ------------
    Total stockholders' deficit                       (857,970)       (746,872)
                                                  ------------    ------------
    Total liabilities and stockholders' deficit   $    146,015    $    132,359
                                                  ============    ============

See accompanying notes to unaudited condensed  financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS ENDED JUNE 30, 2005 & 2004, THE NINE MONTHS ENDED JUNE 30,
        2005 & 2004 AND FOR THE PERIOD FROM JANUARY 10, 1997 (INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                         Three Months Ended          Nine Months Ending       (Inception)
                                      ------------------------    ------------------------        to
                                       June 30,      June 30,      June 30,      June 30,      June 30,
                                         2005          2004          2005          2004          2005
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  Research and development costs           5,900        20,913        17,784        69,540      1,722,071
  Royalty Fees                            22,105        22,378        68,160        64,726      1,808,068
  General and administrative               6,810         6,433        20,916        56,376        738,721
  Depreciation and amortization            4,094         6,154        12,284        18,462        138,056
  Legal fees                                --           1,000          --          17,000      1,500,028
  Licensing fees                            --            --            --            --          635,500
  Loss from disposal of assets              --            --            --            --           30,195
                                      ----------    ----------    ----------    ----------    -----------
                                          38,909        56,878       119,144       225,104      6,572,639
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                 (38,909)      (56,878)     (119,144)     (225,104)    (6,572,639)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
  Interest income                           --            --            --            --            3,774
                                      ----------    ----------    ----------    ----------    -----------

    Total other income (expense)            --            --            --            --         (257,388)
                                      ----------    ----------    ----------    ----------    -----------

    Loss from continuing operations      (38,909)      (56,878)     (119,144)     (225,104)    (6,830,027)


 Loss from Discontinued Operations          --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------
 Net loss                                (38,909)      (56,878)     (119,144)     (225,104)    (7,262,208)
                                      ==========    ==========    ==========    ==========    ===========

Foreign Currency Translation
 Adjustment                              (20,927)        4,616         8,046       (18,017)       (32,853)

 Comprehensive  Loss                     (59,836)      (52,262)     (127,190)     (243,121)    (7,295,061)
                                      ==========    ==========    ==========    ==========    ===========

 Loss per weighted average
  share of common stock
  outstanding - basic and diluted     $    (0.01)   $    (0.01)   $    (0.01)   $    (0.02)
                                      ==========    ==========    ==========    ==========

Weighted average number of
 common shares  outstanding during
 period - basic and diluted            9,831,669     9,831,669     9,831,669     9,780,295
                                      ==========    ==========    ==========    ==========


See accompanying notes to unaudited condensed  financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD
               FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                     Period from
                                                     January 10,
                                                        1997
                                                     (Inception)    For the Nine Months Ended
                                                         to        --------------------------
                                                      June 30,       June 30,       June 30,
                                                        2005           2005           2004
                                                    -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $(7,262,208)      (119,144)      (225,104)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                      138,056         12,284         18,462
     Officers' compensation capitalized                 100,000
     Other expenses relating to
      Noveaux acquisition                               261,163           --             --
     Issuance of stock for licensing fees             2,135,500           --             --
     Issuance of stock for directors and
      officers compensation                             110,100           --             --
     Issuance of option for note payable                140,000           --             --
     Issuance of stock for fees and debt              2,439,300           --             --
     Increase  in prepaid expenditure                   (49,744)       (27,640)       (24,783)
     (Decrease) in notes payable                       (140,000)          --             --
     Increase in current liabilities                    424,149        114,390        124,072
                                                    -----------    -----------    -----------
Net Cash Used in Operating Activities                (1,703,684)       (20,110)       (64,853)
                                                    -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                            (85,000)          --             --
   Purchase of furniture and equipment                  (48,416)          --             --
   Purchase of treasury stock                           (11,767)          --             --
   Cash acquired in acquisition                         120,272           --             --
                                                    -----------    -----------    -----------
Net Cash Used in Investing Activities                   (24,911)          --             --
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of
    preferred stock series B                             10,000           --             --
   Proceeds from issuance of common stock               689,164           --             --
   Preferred dividends paid                                --             --             --
   Proceeds from notes payable                          140,000           --             --
   Proceeds from advances from related parties          533,504         18,410         63,756
   Proceeds from sale of treasury stock and
    warrants                                             15,000           --             --
   Payment of stockholder's loan                           (272)          --             --
   Proceeds from additional paid in capital             342,108           --             --
                                                    -----------    -----------    -----------
Net Cash Provided by Financing Activities             1,729,504         18,410         63,756
                                                    -----------    -----------    -----------

Net increase (decrease) in cash                             909         (1,700)        (1,097)

Cash and equivalents at beginning of period                --            2,609          3,706
                                                    -----------    -----------    -----------
Cash and equivalents at end of period               $       909    $       909    $     2,609
                                                    ===========    ===========    ===========


See accompanying notes to unaudited condensed  financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD
               FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                     Period from
                                                     January 10,
                                                        1997
                                                     (Inception)    For the Nine Months Ended
                                                         to        --------------------------
                                                      June 30,       June 30,       June 30,
                                                        2005           2005           2004
                                                    -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Issuance of common shares for Noveaux merger     $   106,525    $      --      $      --
                                                    ===========    ===========    ===========
   Issuance of common shares for LifePlan merger    $    50,000    $      --      $      --
                                                    ===========    ===========    ===========
   Preferred B stock dividend                       $    10,000    $      --      $      --
                                                    ===========    ===========    ===========
   Forgiveness of stockholder debt                  $     7,227    $      --      $      --
                                                    ===========    ===========    ===========






See accompanying notes to unaudited condensed  financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2005.
                                   (UNAUDITED)


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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2004 and 2003, the Company experienced a net loss of $282,180 and $510,450 respectively.

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

Furniture and Equipment: Furniture and Equipment are stated at cost. Maintenance and repairs are expensed in the period incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related costs are removed from the accounts and any gain or loss is included in income. Depreciation is computed using the diminishing balance method, using 15% for office equipment and 10%s for office furniture.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the years ended September 30, 2004 and 2003.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended June 2005 and 2005 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

Recent Accounting Announcements: We have reviewed the recent accounting pronouncements and have determined that there are no recent accounting pronouncements that will have a material effect on the Company's financial statements.

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 June 30,      September 30,
                                                   2005             2004
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (41,704)         (40,982)
                                              -------------    -------------
     Net                                      $       6,712    $       7,434
                                              =============    =============

Depreciation expense for the nine months ended June 30, 2005 and the year ended September 30, 2004, was $722 and $9,200 respectively.


NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                                 June 30,      September 30,
                                                   2005             2004
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000
  Less accumulated amortization                     (96,351)         (84,789)
                                              -------------    -------------
     Net                                      $      88,649    $     100,211
                                              =============    =============

Amortization expense for the nine months ended June 30, 2005 and the year ended September 30, 2004, was $11,562 and $15,418 respectively.


NOTE 4  - COMMINTMENTS AND CONTINGENCIES.

     a) On May 1, 2005, the Company entered into a lease agreement for office facility expiring on April 30, 2006 . The future minimum lease payments required under the lease is $900 per quarter.

     b)   Stock Options.

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

     c) Royalty Payments under Licensing Agreement - The Company has commited to make minimum royalty payments of (pound)50,000 ($80,500) per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the the date if this report, the Company had not made any of the above payments.

                                  HIV-VAC, INC.

     f) Consulting Agreement - Persuant to the consulting agreement with Intracell Vaccines, the Company is commited to pay Intracell Vaccines a consulting fee of $5,000 per quarter. Intracell Vaccines has the right, due to the Company's failure to make these payments, to terminate the consulting agreement.


NOTE 5 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At June 30, 2005, net operating losses of approximately $5,785,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to certain controlling stockholders in the amounts of $15,000 for the nine month periods ended June 30, 2005 and $60,000 for the nine months ended June 30, 2004. As of June 30, 2005 and September 30, 2004, the balance due to related party stockholders arising from the normal course of business was $533,503 and $515,094 respectively. The advances were non-interest bearing and due on demand. The Company accrued consulting fees to directors of the Company in the amount of $15,000 for the nine months ended June 30, 2005


NOTE 7  -  SUBSEQUENT EVENTS

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

     c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and continuing our research. Research and development costs for the three months ended June 30, 2005 decreased by $15,013 from $20,913 for the three months ended June 30, 2004 to $5,900 for the three months ended June 30, 2005. The reduction in costs was a result of a decrease in consulting fees due to a reduction in activities in order to conserve cash. Administrative expenditure increased marginally by $377 from $6,433 for the quarter ended June 30, 2004 to $6,810 for the quarter ended June 30, 2005. The increase in expenditure was mainly due to an increase in accounting costs. Patent fees reduced by $$273 from $22,378 for the quarter ended June 30, 2004 to $22,105 for the quarter ended June 30,2005. The reduction was due to a foreign exchange difference. We received no interest income during the quarters ended June 30, 2005 and June 30, 2004.

         We incurred a net loss of $38,909 or $(0.01) per share based on 9,831,669 weighted average shares outstanding for the quarter ended June 30, 2005 compared to $56,878 or $(0.01) per share based on 9,831,669 weighted average shares outstanding for the quarter ended June 30, 2004.

         Research and development costs for the nine months ended June 30, 2005 reduced by $51,756 from $69,540 for the nine months ended June 30, 2004 to $17,784 for the nine months ended June 30, 2005. The reduction of expenditure was a result of the company conserving cash and the reduction in consulting fees paid to Intracell Vaccines Ltd.

         General and Administration expenditure decreased by $41,638 from $56,376 for the nine months ended June 30, 2004 to $20,916 for the nine months ended June 30, 2005. The decrease in expenditure was mainly due to a decrease in consulting fees.

         Patent fees increased by $3,434 from $64,726 for the quarter ended June 30, 2004 to $68,160 for the quarter ended June 30,2005. The increase was due to a foreign exchange difference

         We incurred a net loss of $119,144 or $(0.01) per share based on 9,831,669 weighted average shares outstanding for the nine months ended June 30, 2005 compared to a loss of $225,104 or $(0.02) per share based on 9,831,669 weighted average shares outstanding for the nine months ended June 30, 2004.

          We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to June 30, 2005. We have relied on advances of approximately $567,223 from our principal stockholders, trade payables of approximately $361,340, proceeds of $1,196,272 from the sale of common stock, and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of June 30, 2005, we had $909 of cash and cash equivalents.

         Operations for the nine months ended June 30, 2005 have been financed through a loan from Intracell Vaccines Limited and through the utilization of $1,700 in cash on hand. We seek additional equity or debt financing of up to $7 million which we plan to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see
Note 1 to financial statements).

         Subject to financing, our business plan for the next year will consist of implementing a PhaseI/II trial with the Medical Control Agency in The United Kingdom through the application for a CTX exemption to commence a Phase I/II trial. We plan to apply for a CTX exemption using the Clade B strain of the virus as soon as a vaccine using the local Clade B strain is made available. The manufacture of the vaccine will be contracted out and the Company is currently evaluating various different manufacturers in Russia, the UK and the USA.

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

         No trials are currently scheduled to take place in the United States. However, it is our intention to invite the National Institute of Health (NIH) through the offices of The Division of AIDS (DIADS) to assist in the planning and execution of the trials and monitor the trials described above. The results of future trials in Russia and/or Africa and the UK cannot be predicted.

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities over the next two years. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $6 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares if sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees with the payment of on-going royalties on sales. We are also looking at the possibility of acquiring other technologies which might assist in financing.

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

Item 4. Controls and Procedures.

During the nine months ended June 30, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of June, 2005. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of June 30, 2005, and concluded that it is not effective for the reasons discussed above.

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