Form 10-K
period 2005-09-30
Grupo International Inc
filed 2011-10-28
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                       OR

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

The issuer has two classes of stock with 10,430,652 common shares and 300,000 preferred "B" outstanding as of September 30, 2011.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I
  Item 1.  Business.......................................................    3
  Item 1A. Risk Factors...................................................   10
  Item 1B. Unresolved Staff Comments......................................   10
  Item 2.  Properties.....................................................   10
  Item 3.  Legal Proceedings..............................................   10
  Item 4.  (Removed and Reserved).........................................   10

PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities.............   11
  Item 6.  Selected Financial Data........................................   11
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   11
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8.  Financial Statements and Supplementary Data....................  F-1
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   15
  Item 9A. Controls and Procedures........................................   15
  Item 9B. Other Information..............................................   15
PART III
  Item 10. Directors, Executive Officers and Corporate Goverance..........   16
  Item 11. Executive Compensation.........................................   17
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management And Related Stockholder Matters....................   18
  Item 13. Certain Relationships and Related Transactions and
            Director Independence.........................................   19
  Item 14. Principal Accounting Fees and Services.........................   19

PART IV
  Item 15. Exhibits, Financial Statement Schedules........................   20
  Item 14. Disclosure Controls and Procedure..............................   21
SIGNATURES................................................................   22

Item 1. Business.

         We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation with Persona as the surviving corporation. We changed our name to HIV-VAC Inc, in March 1999. We changed our name to Grupo International Inc on September 2, 2010.


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

         Competition. We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine. To our knowledge, most of these efforts have not produced a viable vaccine. AIDSVAX, a product produced by Vaxgen Inc, completed a phase 3 trial in both the United States and Thialand during 2003, where results showed that the candidate vaccines were ineffective. ALVAC, a vaccine produced by Adventis began a trial in Thialand in the Fall of 2003 and Merck commenced testing of its adenovirus based candiate in 2005. Non of these vaccines have proven to be effective. We believe there are other vaccines that are likely to commence Phase I/II trials during the next two years.

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

         Patent Protection. Under our assignment of license agreement with Intracell Vaccines Limited, we held exclusive rights to patents owned by the University of Birmingham. For a description of our obligations to the University of Birmingham under our assignment agreement see the caption below License Agreement and Consulting Agreement. These patents describe a method of manufacture of a HIV vaccine owned by the University of Birmingham (see the caption above: Process of Manufacture). We have exclusive rights to use the patents which are protected in Australia, the Netherlands, Germany, Italy, France and Great Britain. Patents are pending in Canada and Japan. In addition, we had the right to use two United States patents owned by the University of Birmingham. The United States patents relate to a method of manufacture of a herpes vaccine. We believe that the United States patents cover all similar methods of manufacture related to the proposed HIV vaccine and will provide reasonable assistance in enforcing these patents. Because these patents cover the method of manufacture, we believe that the patents cover all strains of the HIV virus. The patents expire in 2011.The University of Birmingham also holds patent rights for a herpes vaccine in numerous other countries. It is our belief, based on the method of manufacture, that these patents would afford us some protection in certain other countries, including South Africa, South Korea, Israel, Ireland, and Austria. These patents expire prior to 2011. We cancelled our license agreement with the University of Birmingham in 2007, as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents in 2011. We plan to continue research and development of the vaccine, and believe that it might be possible to establish new patents, depending on the progress and results of our research.


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

         We are currently in arrears on the payment of license fees due under our license agreement with The University of Birmingham. Under the license agreement, in addition to the above payments, we were required to pay a minimum license fee of approximately $70,000 on January 1, 2002. We have not made this payment. We are also required to pay and additional $70,000 to The University of Birmingham for each of the years beginning January 1, 2003 and annually thereafter. We currently owe the University of Birmingham $271,350. We have not been able to make these payments. Upon sixty days notice, The University of Birmingham could terminate our license agreement due to our failure to pay the license fees.

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


Item 1B.  Unresolved Staff Comments

         Not applicable.

Item 2. Properties.

          Our administration offices are located in Collingwood, Ontario. The office is provided to us as part of our consulting agreement with Intracell Vaccines Limited. We lease approximately 400 square feet of laboratory space in Moseley, Birmingham, United Kingdom under a lease agreement that is month to month. The laboratory space in Moseley is used for storage and limited research development of our proposed vaccine. We do not engage in any aspects of the real estate business.

Item 3. Legal Proceedings.

         We are not a party or subject to any legal proceedings the outcome of which management believes would have a material adverse effect on our financial condition or results of operations.

Item 4. (Removed and Reserved).

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

     a) Market Information. Our common shares trade under the symbol "HIVV" in July 2001. Our common shares ceased trading on the OTCBB on February 19, 2004, because we were unable to maintain our full reporting status requirements for financial reasons. We continued trading on the Pink Sheets since February 20, 2004 under the symbol HIVV, until January 2011, when our symbol was changed to GRPI. We are unable to retrieve historical data on the trading price of our common stock between 2004 and 2010, but believe that the stock traded in the range of $0.01 and $0.35.

     b) Holders. As of September 30, 2005, there were 294 holders of record based on the records of our transfer agent. This number does not include beneficial owners of our common shares, of which we believe there are a substantial number whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

         On September 30, 2005 the Company cancelled 1,016 Common Shares and 700,000 Preferred Shares that werte held as treasury stock.

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

Our Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have limited vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and updating our research. As a result, for the fiscal year ended September 30, 2005 and the period from January 10, 1997 (date of inception) to 2005 we incurred approximately $28,665, and $1,732,952 in research and development costs and $18,622 and $736,427 in general and administrative expenses, respectively. We incurred a net loss of approximately $157,621 or $(.02) per share based on 9,831,668 weighted average shares outstanding for the fiscal year ended September 30, 2005 compared to approximately $7,300,685 or $(1.20) per share based on 6,086,789 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2005.

We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2005. Through September 30, 2005 we have relied on advances of approximately $535,044 from our principal stockholders, trade payables of approximately $350,223, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,684,900 to support our limited operations. As of September 30, 2005, we had approximately $906 of cash and cash equivalents. We seek additional equity or debt financing of up to $9 million which we plan to use for HIV-VAC and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to terminate our operations and liquidate our business (see Note 1 to financial statements).

Our business plan for the next year, dependent on raising sufficient funding to implement implementing a Phase I/II trial in the United Kingdom through the application for a CTX exemption with the Medical Control agency. We plan to apply for a CTX exemption using the Clade B strain of the virus. The manufacture of the vaccine will be contracted out to a manufacturer located in either the UK or the USA.

We also plan, subject to financing, to initiate further trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia. using in non-human primates in parallel or preceding Phase I trials. We expect the regulatory approval process to take up to twelve months to complete. The proposed primate vaccine will be manufactured in Russia or the UK, under the supervision and quality control of various parties, including independent laboratories in London and our laboratory in Birmingham and London, U.K.

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


Item 8. Financial Statements.


                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                      AND FROM INCEPTION (JANUARY 10, 1997)
                           THROUGH SEPTEMBER 30, 2005


                                    CONTENTS

Report of Independent Registered Public Accounting Firm                F-1

Balance Sheets                                                         F-2

Statements of Operations and Comprehensive Loss                        F-3

Statements of Stockholders' Equity (Deficit)                        F-4 - F-9

Statements of Cash Flows                                           F-10 - F-11

Notes to Financial Statements                                      F-12 - F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
HIV-VAC, Inc.


         We have audited the accompanying balance sheets of HIV-VAC, Inc. (the "Company") as at September 30, 2005 and 2004, and the statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2005, and cumulative from inception (January 10, 1997) through to September 30, 2005, except as explained as follows: we did not audit the cumulative date from January 10, 1997 to September 30, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through September 30, 2001, is based solely on the report of other auditors. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. as at September 30, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States.


                                                       /s/ SF Partnership, LLP


Toronto, Canada                                        CHARTERED ACCOUNTANTS
July 6, 2011

HIV-VAC, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2005 and 2004
                                                            2005           2004
                                     ASSETS
Current
    Cash                                             $       906    $     2,609
    Prepaid and sundry assets                             23,950         22,105
                                                     -----------    -----------

Total Current Assets                                      24,856         24,714
Furniture and Equipment, Net (Note 3)                      6,471          7,434
Intangible Asset, Net (Note 4)                            84,795        100,211
                                                     -----------    -----------

Total Assets                                         $   116,122    $   132,359
                                                     ===========    ===========

                                LIABILITIES AND
                             STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                                 $   389,886    $   317,137
    Accrued liabilities                                   80,971         47,000
    Advances from related parties (Note 5)               535,044        515,094
                                                     -----------    -----------

Total Liabilities                                      1,005,901        879,231
                                                     -----------    -----------

Stockholders' Deficit

    Preferred stock, $0.01 par value;
     10,000,000 shares authorized
       Series A, non-preferential;
        10,000 issued and outstanding                        100            100
       Series B, convertible,
        non-preferential; 300,000
        shares issued and outstanding
         (2004 - 1,000,000)                                3,000         10,000

    Common stock, $0.001 par value;
     500,000,000 shares authorized
     9,830,652 shares issued and
     outstanding (2004 - 9,831,668)                        9,831          9,832

    Additional paid in capital                         6,434,160      6,435,926

    Deficit accumulated during the
     development stage                                (7,310,685)    (7,153,064)

    Treasury stock, at cost; nil
     (2004 - 1,016 common stock and
     700,000 convertible series B
     preferred stock)                                       --           (8,767)

    Accumulated other comprehensive loss                 (26,185)       (40,899)
                                                     -----------    -----------

Total Stockholders' Deficit                             (889,779)      (746,872)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $   116,122    $   132,359
                                                     ===========    ===========

Commitments and Contingencies (Note 7)



  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
Years Ended September 30, 2005 and 2004 and for the Period from January 10, 1997 (Inception) to September 30, 2005

                                                                           Cumulative
                                                                                 from
                                                                          January 10,
                                                                                 1997
                                                                       (Inception) to
                                                                        September 30,
                                                 2005           2004             2005
Expenses
    Royalty fees                          $    93,955    $    87,377    $   1,833,863
    Research and development costs             28,665         99,540        1,732,952
    General and administrative                 18,622         52,147          736,427
    Depreciation and amortization              16,379         24,616          142,151
    Legal fees                                   --           18,500        1,500,028
    Licensing fees                               --             --            635,500
    Loss from disposal of assets                 --             --             30,195
                                          -----------    -----------    -------------

                                              157,621        282,180        6,611,116
                                          -----------    -----------    -------------

Loss from Operations                         (157,621)      (282,180)      (6,611,116)
                                          -----------    -----------    -------------

Other Income (Expense)
    Other expenses                               --             --           (261,162)
    Other income                                 --             --              3,774
                                          -----------    -----------    -------------

Total Other Expense                              --             --           (257,388)
                                          -----------    -----------    -------------

Loss from Continuing Operations              (157,621)      (282,180)      (6,868,504)

Loss from Discontinued Operations                --             --           (432,181)
                                          -----------    -----------    -------------

Net Loss                                     (157,621)      (282,180)      (7,300,685)

    Foreign currency
     translation adjustment                    14,714        (17,408)         (26,185)
                                          -----------    -----------    -------------

Comprehensive Loss                        $  (142,907)   $  (299,588)   $  (7,326,870)
                                          ===========    ===========    =============

Weighted average number of shares
 outstanding - basic and diluted            9,831,668      9,793,243
                                          ===========    ===========

Loss per weighted average number of
 shares outstanding - basic and diluted   $     (0.02)   $     (0.03)
                                          ===========    ===========


  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to September 30, 2005


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to September 30, 2005
(Continued)
                                                                                     Deficit
                                                                    Accumulated  Accumulated          Total
                                        Additional                        Other   During the  Stockholders'
                              Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                 Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to September 30, 2005
(Continued)


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to September 30, 2005
(Continued)

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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to September 30, 2005
(Continued)


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to September 30, 2005
(Continued)


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
   - September 30, 2004        10,000  $      100     1,000,000  $      10,000    9,831,668  $       9,832
Cancellation of
 Treasury Stock                  --          --        (700,000)        (7,000)      (1,016)            (1)
Net Loss                         --          --            --             --           --             --
Other comprehensive
 income                          --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2005   10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============

                                                                                     Deficit
                                                                    Accumulated  Accumulated          Total
                                        Additional                        Other   During the  Stockholders'
                              Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                 Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                              --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
   - September 30, 2004       $ (8,767) $6,435,926  $       --    $     (40,899) $(7,153,064) $    (746,872)
Cancellation of
 Treasury Stock                  8,767      (1,766)         --             --           --             --
Net Loss                          --          --            --             --       (157,621)      (157,621)
Other comprehensive
 income                           --          --            --           14,714         --           14,714
                              --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2005  $   --    $6,434,160  $       --    $     (26,185) $(7,310,685) $    (889,779)
                              ========  ==========  ============  =============  ===========  =============



  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2005 and 2004 and for the Period from January 10, 1997 (Inception) to September 30, 2005

                                                                                              Cumulative
                                                                                                    from
                                                                                             January 10,
                                                                                                    1997
                                                                                          (Inception) to
                                                                                           September 30,
                                                                    2005           2004             2005
Cash Flows from Operating Activities
    Net loss                                                 $  (157,621)   $  (282,180)   $  (7,300,685)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Amortization and depreciation                              16,379         24,616          142,151
       Officers' compensation capitalized                           --             --            100,000
       Other expenses relating to Noveaux
        and Lifeplan acquisition                                    --             --            261,163
       Issuance of stock for licensing fees                         --             --          2,135,500
       Issuance of stock to directors and
        officers' compensation                                      --             --            110,100
       Issuance of option for note
        payable, current                                            --             --            140,000
       Issuance of stock for services                               --           42,500        2,439,300
       Decrease in notes payable                                    --             --           (140,000)
       Increase in prepaid expenses                               (1,845)        (2,133)         (23,950)
       Increase in accounts payable                               87,463         99,070          350,223
       Increase in accrued liabilities                            33,971         33,000           80,971
                                                             -----------    -----------    -------------

Net Cash Used in Operating Activities                            (21,653)       (85,127)      (1,705,227)
                                                             -----------    -----------    -------------

Cash Flows from Investing Activities
    Purchase of license rights                                      --             --            (85,000)
    Purchase of furniture and equipment                             --             --            (48,416)
    Cash acquired in acquisition                                    --             --            120,272
                                                             -----------    -----------    -------------

Net Cash Used in Investing Activities                               --             --            (13,144)
                                                             -----------    -----------    -------------
Cash Flows from Financing Activities
    Proceeds from issue of preferred stock series B                 --             --             10,000
    Proceeds from issuance of common stock                          --             --            689,164
    Purchase of treasury stock                                      --             --            (11,767)
    Proceeds from notes payable                                     --             --            140,000
    Proceeds from sale of treasury stock and warrants               --             --             15,000
    Proceeds from advances from related parties                   19,950         84,030          535,044
    Payment of stockholder's loan                                   --             --               (272)
    Proceeds from additional paid in capital                        --             --            342,108
                                                             -----------    -----------    -------------

Net Cash Provided by Financing Activities                         19,950         84,030        1,719,277
                                                             -----------    -----------    -------------

Net (Decrease) Increase in Cash                                   (1,703)        (1,097)             906

Cash - Beginning of Year                                           2,609          3,706             --
                                                             -----------    -----------    -------------

Cash - End of Year                                           $       906    $     2,609    $         906
                                                             ===========    ===========    =============


  (The accompanying notes are an integral part of these financial statements.)



HIV-VAC, INC
(A Development Stage Company)
Statements of Cash Flows (Continued)
Years Ended September 30, 2005 and 2004 and for the Period from January 10, 1997 (Inception) to September 30, 2005

                                                                                              Cumulative
                                                                                                    from
                                                                                             January 10,
                                                                                                    1997
                                                                                          (Inception) to
                                                                                           September 30,
                                                                    2005           2004             2005
Supplemental Disclosure of Cash Flow Information

Non Cash Transactions:
    Issuance of common shares for Noveaux merger             $      --      $      --      $     106,525
                                                             ===========    ===========    =============
    Issuance of common shares for Lifeplan merger            $      --      $      --      $      50,000
                                                             ===========    ===========    =============
    Preferred B stock dividend                               $      --      $      --      $      10,000
                                                             ===========    ===========    =============
    Forgiveness of stockholder debt                          $      --      $      --      $       7,227
                                                             ===========    ===========    =============

    Cancellation of Treasury Stock                           $    (8,767)   $      --      $      (8,767)
                                                             ===========    ===========    =============













  (The accompanying notes are an integral part of these financial statements.)

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


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

            The Company changed the estimated useful life of their furniture and equipment during 2005. The office equipment was amortized straight line over 5 years, whereas, the furniture was amortized straight line over 7 years in prior years. These changes in estimate were applied on a prospective basis, reducing annual amortization expense recorded in the statement of operations.

      c)    Intangible Asset

            Intangible asset consists of a licensing right.

            The licensing right is being amortized over the remaining estimated useful life of 12 years commencing April 1999 using the straight line method.

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


2.    Summary of Significant Accounting Policies (cont'd)

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


2.    Summary of Significant Accounting Policies (cont'd)

      k)    Segment Reporting

            ASC Topic 280 "Segment Reporting" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve one reportable segment.

      l)    Recent Accounting Pronouncements

            Many recent accounting pronouncements have been issued since 2004. The Company has determined that the applicable accounting pronouncements will not have a material affect on the financial statements.


3.    Furniture and Equipment, Net

                                                  2005                     2004
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      Furniture and equipment  $  48,416  $     41,945  $  48,416  $     40,982
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $      6,471             $      7,434
                                          ------------             ------------

      Depreciation expenses for the years ended September 30, 2005 and 2004 were $963 and $9,200, respectively.

4.    Intangible Asset, Net

                                                  2005                     2004
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      License                  $ 185,000  $    100,205  $ 185,000  $     84,789
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $     84,795             $    100,211

      The License Agreement was terminated effective December 01, 2007. See Note 12 (a).

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


5.    Advances From Related Parties

                                                             2005          2004

      Intracell                                      $    457,406  $    442,406
      Directors and officers of the Company                77,638        72,688
                                                     ------------  ------------

                                                     $    535,044  $    515,094
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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


6.    Stockholders' Equity (Deficit) (cont'd)

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


6.    Stockholders' Equity (Deficit) (cont'd)

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


6.    Stockholders' Equity (Deficit) (cont'd)

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


7.    Commitments and Contingencies

      a) Stock Options - On August 7, 2001, the Company provided Intracell with three options to acquire a total of 7,500,000 shares as follows:

            i) 2,500,000 shares of common stock at $0.50 per share when Phase I human trials begin.

            ii) 2,500,000 shares of common stock at $1.00 per share when Phase III human trials begin.

            iii) 2,500,000 shares of common stock at $2.00 per share when the Company receives a product license for the HIV vaccine from any recognized government.

            The options expire on September 1, 2007. No milestones had been met as at September 30, 2005.

      b) Royalty Payments under Licensing Agreement - The Company has committed to make minimum royalty payments of (pound)50,000 ($88,358) per annum. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the year end, the Company had not made the above payments and owes cumulative royalties of (pound)200,000 or $352,560 (2004 - (pound)150,000 or
            $271,350).

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


8.    Income Taxes

                                                             2005          2004

      Temporary differences                          $     13,842  $     41,500
      Loss carryforwards                                2,007,917     1,927,920
      Allowance for valuation                          (2,021,759)   (1,969,420)
                                                     ------------  ------------

                                                     $       --    $       --
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


9.    Related Party Transactions

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the years, which are measured at the exchange amount agreed to by the related parties:

                                                             2005          2004
      Amounts Charged by a Shareholder

        Consulting fees charged by Intracell
         included in research and development costs  $     15,000  $     80,000
                                                     ------------  ------------

        Directors and officers compensation          $     21,500  $     20,000
                                                     ============  ============

      On October 30, 2002 the Company issued 300,000 shares of Common stock for an aggregate amount of $50,100 for services rendered by the directors of the Company.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2005 and 2004


10.   Financial Instruments

      a)    Fair Value

            The carrying amount of cash, accounts payable, accrued liabilities, and advances from related parties approximate fair values due to the short term nature of these items.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 62% of expenses for the year ended are denominated in U.K. pound (2004 - 31% of expenses). As at September 30, 2005, 21% of assets and 39% of liabilities are originally denominated in U.K. pound (2004 - 17% of assets and 31% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.


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

      b) On August 23, 2010, the Company entered into an irrevocable agreement to acquire 80% of the issued and outstanding share capital of Richard Y Lange, a Mexican corporation, through the issue of 8,000,000 of the Company's common shares valued at $0.25 per common share. Under the agreement, Richard Y Lange warrants that shareholders equity in Richard Y Lange will not be less than 70,000,000 pesos ($5,995,000). Richard Y Lange is involved in construction, property development and product distribution. It also owns a block plant and a sand pit. The agreement will close as soon as Richard Y Lange has verified its assets through audit or as agreed to by the parties. The Company represents, at Closing, there will be 10,421,916 common shares and 300,000 Preferred "B" shares outstanding. Thus, the Company has agreed to reduce their common shares by 8,736 shares.

      c) The Company changed its name to Grupo International Inc. on September 2, 2010.


13.   Comparative Figures

      Certain items have been reclassified to conform to the presentation adopted in 2005.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer has concluded that the disclosure controls and procedures were not effective as of September 30, 2005. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended September 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

                                    PART III

Item 10. Director's And Executive Officers Promoters and Corporate Goverance. Directors and Executive Officers

Our directors and executive officers at 30 September 2005 were as follows

NAME                       AGE       POSITION
--------                   ---       --------------
Kevin W Murray             53        Chairman of the Board, President and CEO
Gordon R B Skinner         64        Director, Director of Research
Sally Del Principe         50        Director,
John Palethorpe            61        Vice President

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

Item 11. Executive Compensation.

         As of the fiscal year ended September 30, 2005, our executive officers have received or accrued compensation from us as follows:

                        Annual Compensation      Long Term Compensation
                        -------------------      ----------------------
                                                          Stock Awards
                         Fiscal                            and Other
Name and Position         Year      Salary       Bonus    Compensation
Kevin Murray              2003     $ -           $  -       $ 20,000(1)
Chairman and CEO          2004     $ 10,000      $  -       $      -
                          2005     $ 10,750      $  -       $      -

Dr. Gordon Skinner        2003     $             $  -       $ 20,000(1)
Director, Director of     2004     $ 10,000      $  -       $      -
Research                  2005     $ 10,750      $  -       $      -

Sally Del Principe        2003     $ -           $  -       $ 10,000(2)
Director and CFO          2004     $ -           $  -       $      -
                          2005     $ -           $  -       $      -

John Palethorpe           2003     $ -           $  -       $ 10,000(2)
Vice President            2004     $ -           $  -       $      -
                          2005     $ -           $  -       $      -

         --------------------------------------
         (1) Represents the issuance of 100,000 shares of our common stock at $0.20 per share.
         (2) Represents the issuance of 50,000 shares of our common stock at $0.20 per share.

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

         Our executives, Messrs. Skinner, Murray and Palethorpe have not received any compensation from Intracell Vaccines Limited for the years 2003, 2004 and 2005.


Item 12. Security Ownership Of Certain Beneficial Owners And Management and related stockholder matters.

         The following chart sets forth certain information with respect to the beneficial ownership of the common stock and the Series A preferred stock of the Company as of September 30, 2005: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers
(defined below), and (iv) all directors and executive officers as a group. As of September 30, 2005, the Company had 9,831,669 shares of common stock outstanding, 10,000 Series A preferred shares outstanding and 1,000,000 Series B preferred shares outstanding.

                                                                             Percentage
Name and Address                 Title of Class               # of shares    of Class
----------------                 --------------               -----------    ----------
Kevin W. Murray                  Common Stock                 2,445,098(1)     24.86%
12 Harben Court
Collingwood, Ontario Canada      Series A Preferred Stock         3,333(2)     33.33%
L9Y 4L8

Gordon Skinner                   Common Stock                 2,445,098(1)     24.86%
Harborough Banks
Old Lapworth Rd                  Series A Preferred Stock         3,333(2)     33.33%
Solihill B94 6Ld
United Kingdom

John Palethorpe                  Common Stock                 2,445,098(1)     24.86%
Knoll Hill
Belbroughton Road                Series A Preferred Stock         3,333(2)     33.33%
Blakedown, Kidderminster
9YLD 3LN
United Kingdom

Sally Del Principe               Common Stock                   100,000         1.02%
Sunny Bank House
32 Moorhall Lane
Stourport on Severn
Worcestershire
DY13 8RB
United Kingdom

Directors and Officers           Common Stock                 7,435,294(1)     75.62%
as a Group                       Series A Preferred Stock        10,000(2)       100%
Intracell Vaccines Limited (3)   Common Stock                 6,683,244        67.97%
                                 Series A Preferred Stock        10,000(2)       100%

Tradebay Investments Ltd.        Common Stock                 3,000,000(4)     30.51%

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

         On October 30, 2002, the Company issued 300,000 shares of Common stock for an aggregate amount of $50,100 for services rendered by the directors of the Company.

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We paid aggregate fees and expenses of approximately $7,802 and $4,000, respectively, during 2004 and 2005, respectively, for work completed for our annual audits.

Tax Fees. We did not incur any aggregate tax fees and expenses from S F Partnership LLP for the years September 30, 2004 and 2005, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from S F Partnership LLP during 2004 and 2005.

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


HIV-VAC, Inc.

By: /s/ KEVIN MURRAY
    ----------------------------------------
    Chairman of the Board, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ KEVIN W MURRAY           Chairman of the Board        September 30, 2011
    ---------------------        President & CEO & CFO
    Kevin Murray

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