Form 10-Q
period 2005-12-31
Grupo International Inc
filed 2011-10-28
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005
                                       OR

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


The number of shares of Common Stock outstanding was 10,430,652 as of September 30, 2011.

                                  HIV-VAC INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF DECEMBER 31, 2005 (UNAUDITED)                           3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2005 (UNAUDITED)                                    4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2005 (UNAUDITED)                                   5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                7-10

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           11

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK               12

ITEM 4. CONTROLS AND PROCEDURES                                             13

PART II-- OTHER INFORMATION                                                 13

ITEM 1. LEGAL PROCEEDINGS                                                   13

ITEM 1A RISK FACTORS                                                        13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     13

ITEM 4. REMOVED OR RESERVED                                                 13

ITEM 5. OTHER INFORMATION                                                   13

ITEM 6. EXHIBITS                                                            13
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS
                                                  December 31,    September 30,
                                                      2005             2004
                                                 -------------    -------------
Current Assets
  Cash and equivalents                           $         900    $         906
  Prepaid expenditure                                     --             23,950
                                                 -------------    -------------
     Total current assets                                  900           24,856
                                                 -------------    -------------

Furniture and equipment, net                             6,263            6,471
                                                 -------------    -------------
Other Assets
  Intangible assets, net                                80,941           84,795
                                                 -------------    -------------
Total assets                                     $      88,104    $     116,122
                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
     Related parties                                   535,223          535,044
     Accrued Liabilities                                89,471           80,971
     Accounts payable                                  381,451          389,866
                                                 -------------    -------------
     Total Current Liabilities                       1,006,145    $   1,005,901
                                                 -------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and Outstanding                       100              100
      Series B, convertible, non-preferential;
       1,000,000 and -0- shares issued and
       outstanding, respectively                         3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,831,669 and 9,831,669 shares issued
    and outstanding, respectively                        9,831            9,831
   Additional paid in capital                        6,434,159        6,434,160
   Deficit accumulated during the
    development stage                               (7,348,237)      (7,310,685)
   Accumulated other comprehensive loss                (16,894)         (26,185)
                                                 -------------    -------------
    Total stockholders' equity (deficit)              (918,041)        (889,779)
                                                 -------------    -------------
    Total liabilities and
     stockholders' equity (deficit)              $      88,104    $     116,122
                                                 =============    =============

See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     FOR THE QUARTERS ENDED DECEMBER 31, 2005, 2004 AND FOR THE PERIOD FROM
                JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2005

                                                                   Period from
                                                                    January 10,
                                                                       1997
                                        Quarter        Quarter     (Inception)
                                         Ended          Ended           to
                                     December 31,   December 31,   December 31,
                                         2005           2004           2005
                                     ------------   ------------   ------------
Expenses
  Royalty fees                             23,950         22,105      1,857,813
  Research and development costs            4,860          5,934      1,737,812
  General and administrative                4,680          6,821        741,107
  Depreciation and amortization             4,062          4,094        146,213
  Legal fees                                 --             --        1,500,028
  Licensing fees                             --             --          635,500
  Loss from disposal of assets               --             --           30,195
                                     ------------   ------------   ------------
                                           37,552         38,954      6,648,668
                                     ------------   ------------   ------------

    Loss from operations                  (37,552)       (38,954)    (6,648,668)
                                     ------------   ------------   ------------
Other Income (Expense)
  Other expenses                             --             --         (261,162)
  Interest income                            --             --            3,774
                                     ------------   ------------   ------------
    Total other income (expense)             --             --         (257,388)
                                     ------------   ------------   ------------

    Loss from continuing operations       (37,552)       (38,954)    (6,906,056)

Loss from discontinued operations            --             --         (432,181)
                                     ------------   ------------   ------------

Net loss                                  (37,552)       (38,954)    (7,338,237)
                                     ============   ============   ============


  Foreign Currency
   Translation Adjustment                   9,291        (19,039)       (16,894)
                                     ------------   ------------   ------------

Comprehensive Loss                        (28,261)       (57,993)    (7,355,131)
                                     ============   ============   ============
  Loss per weighted number of
   outstanding shares- basic
   and diluted                       $      (0.00)  $      (0.00)
                                     ============   ============

Weighted average number of
 common shares outstanding
 during period - basic and diluted      9,831,669      9,831,669
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


                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2005            2005            2004
                                                    ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net loss                                          $ (7,338,237)   $    (37,552)   $    (38,954)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                       146,213           4,062           4,094
     Officers' compensation capitalized                  100,000            --              --
     Other expenses relating to Noveaux
     and LifePlan acquisitions                           261,163            --              --
     Issuance of stock for services                    2,439,300            --              --
     Issuance of stock for licensing fees              2,135,500            --              --
     Issuance of stock for  directors and
      officers compensation                              110,100            --              --
     Issuance of stock for note payable                  140,000            --              --
     Decrease  in prepaid expenditure                       --            23,950          22,105
     (Decrease) in notes payable                        (140,000)           --              --
     Increase in payables and
      accrued liabilities                                440,560           9,356           7,451
                                                    ------------    ------------    ------------

Net Cash Used in Operating Activities                 (1,705,401)           (184)         (5,304)
                                                    ------------    ------------    ------------
Cash Flow From Investing Activities:
   Purchase of patent rights                             (85,000)           --              --
   Purchase of furniture and equipment                   (48,416)           --              --
   Cash acquired in acquisition                          120,272            --              --
                                                    ------------    ------------    ------------

Net Cash Used in Investing Activities                    (13,144)           --              --
                                                    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred
    stock series B                                        10,000            --              --
   Proceeds from issuance of common stock                689,164            --              --
   Purchase of treasury stock                            (11,767)           --              --
   Proceeds from notes payable                           140,000            --              --
   Payment of stockholder's loan                         535,222             178           5,320
   Proceeds from sale of treasury stock
    and warrants                                          15,000            --              --

   Payment of stockholder's loan                            (272)           --              --

   Proceeds from additional paid in capital              342,108            --              --
                                                    ------------    ------------    ------------

Net Cash Provided by Financing Activities              1,719,445             178           5,320
                                                    ------------    ------------    ------------


Net increase (decrease) in cash                              900               6              16

Cash and equivalents at beginning of period                 --               906           2,609
                                                    ------------    ------------    ------------
Cash and equivalents at end of period               $        900    $        900    $      2,625
                                                    ============    ============    ============



See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2004 AND 2003 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2004 (UNAUDITED)
                                   (Continued)


                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2005            2005            2004
                                                    ------------    ------------    ------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Issuance of common shares for Noveaux merger     $    106,525    $       --      $       --
                                                    ============    ============    ============
   Issuance of common shares for LifePlan merger    $     50,000    $       --      $       --
                                                    ============    ============    ============
   Forgiveness of stockholder debt                  $      7,227    $       --      $       --
                                                    ============    ============    ============
   Preferred B stock dividend                       $     10,000    $       --      $       --
                                                    ============    ============    ============









See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005.
                                   (UNAUDITED)


The unaudited condensed financial statements of HIV-VAC, Inc. included herein have been prepared by HIV-VAC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of HIV-VAC's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. These financial statements should be read in conjunction with HIV-VAC's audited financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2005.

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2005 and 2004, the Company experienced a net loss of $157,621 and $282,183, respectively.

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

Fixed Assets: Fixed assets are stated at cost. Maintenance and repairs are expensed in the period incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related costs are removed from the accounts and any gain or loss is included in income. Depreciation is computed using the diminishing balance method using 15%pa for office equipment and 10% pa for office furniture.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended December 31, 2004 and 2005.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended December 31 2005, and 2004 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

Foreign Currency: Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Recent Accounting Announcements: The Company has reviewed the recent accounting pronouncements and has determined that there are no recent accounting pronouncements that will have a material effect on the Company's financial statements.

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


NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                               December 31,    September 30,
                                                   2005             2005
                                              -------------    -------------

  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,840
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (42,153)         (41,945)
                                              -------------    -------------

     Net                                      $       6,263    $       6,471
                                              =============    =============

Depreciation expense for the three months ended December 31, 2005 and the year ended September 30, 2005, was $208 and $962 respectively

                                  HIV-VAC, INC.

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:

                                               December 31,    September 30,
                                                   2005             2005
                                              -------------    ------------

  Licensing Rights                            $     185,000    $    185,000

  Less accumulated amortization                    (104,509)       (100,205)
                                              -------------    ------------
     Net                                      $      80,491    $     84,795
                                              =============    ============

Amortization expense for the three months ended December 31, 2005 and the year ended September 30, 2005, was $3,854 and $15,418 respectively.


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

The licence agreement was terminated in December 2007 as the Company did not believe that it would be able to commercialize the vaccine prior to the expiration of the patents in 2011.


NOTE 5 - STOCKHOLDERS' EQUITY

No stock was issued during the period.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On April 1, 2004, the Company entered into a lease agreement for office facility expiring on April 30, 2005. The agreement is now on a month to month basis. Rent payable under the lease is approximately $900 per quarter.

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

None of the contingencies had been met at December 31, 2005. The options expire on September 1, 2007.

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

Consulting Agreement - Pursuant to a consulting agreement with Intracell Vaccines, the Company was committed to pay Intracell Vaccines a consulting fee of $5,000 per quarter. The Company terminated the consulting agreement in July 2005.


NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At December 31, 2005, net operating losses of approximately $5,920,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company did not incur any consulting fees from certain controlling stockholders for of the three month period ended December 31, 2005 and $5,000 for the three month period December 31, 2004. As of December 31, 2005 and September 30, 2005, the balance due to related party stockholders arising from the normal course of business was $535,223 and $535,044 respectively.


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

     c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. In 2000 we began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and general research. To date, we have been unable to obtain the funding that we need to move forward to a phase I trial. As a result, research and development costs for the three months ended December 31, 2004 decreased by $1,074 from $5,934 for the three months ended December 31, 2004 to $4,860 for the three months ended December 31, 2005. The decrease in expenditure was due to a reduction in consulting costs to Intracell Vaccines Ltd. Administrative expenditure decreased by $2,141 from $6,821 for the quarter ended December 31, 2004 to $4,680 for the quarter ended December 31, 2005. The decrease was primarily due to a reduction in audit fees. We incurred a net loss of $37,552 or $(0.00) per share based on 9,831,669 weighted average shares outstanding for the quarter ended December 31, 2005 compared to $38,954 or $(0.00) per share based on 9,831,669 weighted average shares outstanding for the quarter ended December 31, 2004. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to December 31, 2005. Through December 31, 2005 we have relied on advances of approximately $535,223 from our principal stockholders, trade payables of approximately $351,089, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of December 31, 2005, we had $900 of cash and cash equivalents. Operations for the three months ended December 31, 2005 have been financed through a loan from Intracell Vaccines Limited and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see
Note 1 to financial statements).

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

         We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through the next two years. This amount will be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $6 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares if sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees with the payment of on-going royalties on sales. We are also looking for grants from governments and organisations involved in HIV work. We are also looking at the possibility of acquiring other technologies which might assist in financing.

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


Item 3. Controls and Procedures.

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Kevin W. Murray, the Company's Chief Executive Officer supervised and participated in this evaluation. Based on this evaluation, Messrs. Murray concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.
(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be Signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of September 2011.


                                               HIV-VAC, INC.


                                               /s/ Kevin W. Murray
                                               -------------------------------
                                               Kevin W. Murray
                                               President and CFO