Form 10-Q
period 2006-03-31
Grupo International Inc
filed 2011-10-28
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                       OR

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

 Large accelerated filer |_|            Accelerated filer |_|
 Non-accelerated filer |_|              Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

The number of shares of Common Stock outstanding was 10,430,652 and Preferred "b" Stock 300,000 as of September 30, 2011.

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF MARCH 31, 2006 (UNAUDITED)                              3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
            SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2006 (UNAUDITED)                                       4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2006 (UNAUDITED)                                      5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION          12-13
         AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK               14

ITEM 4. CONTROLS AND PROCEDURES                                             14

PART II-- OTHER INFORMATION                                                 15

ITEM 1. LEGAL PROCEEDINGS                                                   15

ITEM 1A RISK FACTORS                                                        15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4. REMOVED OR RESERVED                                                 15

ITEM 5. OTHER INFORMATION                                                   15

ITEM 6. EXHIBITS                                                            15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS

                                                    March 31,     September 30,
                                                      2006             2005
                                                 -------------    -------------
Current Assets
  Cash and equivalents                           $         902    $         906
  Prepaid expenditure                                   64,530           23,950
                                                 -------------    -------------
     Total current assets                               65,432           24,856
                                                 -------------    -------------

Furniture and equipment, net                             6,054            6,471
                                                 -------------    -------------
Other Assets
  Intangible assets, net                                77,087           84,795
                                                 -------------    -------------
Total assets                                     $     148,573    $     116,122
                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts payable                                  473,525          389,866
     Accrued Liabilities                                97,971           80,971
     Related parties                                   535,403          535,044
                                                 -------------    -------------
     Total Current Liabilities                       1,106,899        1,005,901
                                                 -------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and Outstanding                       100              100
      Series B, convertible, non-preferential;
       1,000,000 and -0- shares issued and
       outstanding, respectively                         3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,831,669 and 9,831,669 shares issued and
    outstanding, respectively                            9,831            9,831
   Additional paid in capital                        6,434,160        6,434,160
   Deficit accumulated during the
    development stage                               (7,383,359)      (7,310,685)
   Accumulated other comprehensive loss                (22,058)         (26,185)
                                                 -------------    -------------
    Total stockholders' equity (deficit)              (958,326)        (889,779)
                                                 -------------    -------------
    Total liabilities and
     stockholders' equity (deficit)              $     148,573    $     116,122
                                                 =============    =============

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                          Three Months Ended         Six Months Ending        (Inception)
                                      ------------------------    ------------------------        to
                                       March 31,     March 31,     March 31,     March 31,     March 31,
                                         2006          2005          2006          2005          2006
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  Royalty Fees                            21,510        23,950        45,460        46,055      1,879,323
  Research and development costs           4,500         5,950         9,730        11,884      1,742,682
  General and administrative               5,050         7,286         9,360        14,107        745,787
  Depreciation and amortization            4,062         4,094         8,124         8,189        150,275
  Legal fees                                --            --            --            --        1,500,028
  Licensing fees                            --            --            --            --          635,500
  Loss from disposal of assets              --            --            --            --           30,195
                                      ----------    ----------    ----------    ----------    -----------
                                          35,122        41,280        72,674        80,235      6,683,790
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                 (35,122)      (41,280)      (72,674)      (80,235)    (6,683,790)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
  Interest income                           --            --            --            --            3,774
                                      ----------    ----------    ----------    ----------    -----------
    Total other income (expense)            --            --            --            --         (257,388)
                                      ----------    ----------    ----------    ----------    -----------
    Loss from continuing operations      (35,122)      (41,280)      (72,674)      (80,235)    (6,951,178)

Loss from Discontinued Operations           --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------
  Net loss                               (35,122)      (41,280)      (72,674)      (80,235)    (7,373,359)
                                      ==========    ==========    ==========    ==========    ===========
  Foreign Currency
   Translation Adjustment                 (5,163)       (9,022)       (4,128)      (22,633)       (22,057)
                                      ----------    ----------    ----------    ----------    -----------

  Comprehensive Loss                     (40,285)      (71,084)      (76,802)     (190,858)    (7,405,416)
                                      ==========    ==========    ==========    ==========    ===========

  Loss per weighted average number
   of Shares outstanding - basic
   and diluted                              0.01          0.01          0.01          0.02
                                      ----------    ----------    ----------    ----------
Weighted average number of common
 shares outstanding during
 period - basic and diluted            9,830,652     9,830,652     9,830,652     9,830,652
                                      ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

                                                    Period from
                                                    January 10,
                                                        1997
                                                    (Inception)     For the Six Months Ended
                                                         to        --------------------------
                                                      March 31,      March 31,      March 31,
                                                        2006           2006           2005
                                                    -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $(7,373,362)   $   (72,674)   $   (80,235)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                      150,275          8,124          8,189
     Officers' compensation capitalized                 100,000           --             --
     Other expenses relating to Noveaux
      acquisition                                       261,163           --             --
     Issuance of stock for services                   2,439,300           --             --
     Issuance of stock for licensing fees             2,135,500           --             --
     Issuance of stock for  directors
      and officers compensation                         110,100           --             --
     Issuance of stock for note payable                 140,000           --             --
     Increase  in prepaid expenditure                   (64,529)       (40,580)       (49,745)
     (Decrease) in notes payable                       (140,000)          --             --
     Increase in payables and accrued
      liabilities                                       639,943        104,767        107,007
                                                    -----------    -----------    -----------
Net Cash Used in Operating Activities                (1,601,610)          (363)       (14,784)
                                                    -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                            (85,000)          --             --
   Purchase of furniture and equipment                  (48,416)          --             --
   Cash acquired in acquisition                         120,272           --             --
                                                    -----------    -----------    -----------

Net Cash Used in Investing Activities                   (13,140)          --             --
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred
    stock series B                                       10,000           --             --
   Proceeds from issuance of common stock               689,164           --             --
   Purchase of treasury stock                           (11,767)          --             --
   Proceeds from notes payable                          140,000           --             --
   Proceeds from advances from related parties          431,423            359         13,099
   Proceeds from sale of treasury stock and
    warrants                                             15,000           --             --
   Payment of stockholder's loan                           (272)          --             --
   Proceeds from additional paid in capital             342,108           --             --
                                                    -----------    -----------    -----------

Net Cash Provided by Financing Activities             1,615,656            359         13,099
                                                    -----------    -----------    -----------

Net increase (decrease) in cash                             902             (4)        (1,685)

Cash and equivalents at beginning of period                --              906          2,609
                                                    -----------    -----------    -----------
Cash and equivalents at end of period               $       902    $       902    $       927
                                                    ===========    ===========    ===========



See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

                                                    Period from
                                                    January 10,
                                                        1997
                                                    (Inception)     For the Six Months Ended
                                                         to        --------------------------
                                                      March 31,      March 31,      March 31,
                                                        2006           2006           2005
                                                    -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Issuance of common shares for Noveaux merger     $   106,525    $      --      $      --
                                                    ===========    ===========    ===========

   Issuance of common shares for LifePlan merger    $    50,000    $      --      $      --
                                                    ===========    ===========    ===========
   Preferred B stock dividend                       $    10,000    $      --      $      --
                                                    ===========    ===========    ===========
   Forgiveness of stockholder debt                  $     7,227    $      --      $      --
                                                    ===========    ===========    ===========
      Cancellation of Treasury Stock                $    (8,767)   $      --      $      --
                                                    ===========    ===========    ===========




See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006.
                                   (UNAUDITED)


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

Fixed Assets: Fixed assets are stated at cost. Maintenance and repairs are expensed in the period incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related costs are removed from the accounts and any gain or loss is included in income. Depreciation is computed using the diminishing balance method using rates of 15 years for office equipment and 10%s for office furniture.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended March 31, 2006 and 2005.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended March 31 2006, and 2005 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

Foreign Currency: Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Recent Accounting Announcements: The Company has evaluated the recent accounting announcements and has determined that there are no recent announcements that will have a material effect on the Company's financial statements.

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


NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2006             2005
                                              -------------    -------------

  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (42,359)         (41,945)
                                              -------------    -------------
     Net                                      $       6,054    $       6,471
                                              =============    =============

                                  HIV-VAC, INC.

Depreciation expense for the six months ended March 31, 2006 and the year ended September 30, 2005, was $417 and $962 respectively

NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2006             2005
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000

  Less accumulated amortization                    (107,913)        (100,205)
                                              -------------    -------------
     Net                                      $      77,087    $      84,795
                                              =============    =============

Amortization expense for the six months ended March 31, 2006 and the year ended September 30, 2005, was $7,708 and $15,416 respectively.


NOTE 4  - LICENSING AGREEMENT

On March 15, 1999, the Company entered into an agreement with Intracell Vaccines Limited (Intracell) whereby the Company issued 57,500 shares of Common Stock, 10,000 Preferred Stock and $85,000 for an aggregate amount of $185,000 in exchange for the worldwide licensing rights to an AIDS/HIV vaccine developed by The University of Birmingham, UK. The company also issued stock options to the shareholders of Intracell to purchase a total of 300,000 shares of the Company's Common Stock, conditional on the outcome of three separate events. The options expired on December 31, 2004 without being exercised. The Company also agreed to make advance minimum royalty payments of (pound)50,000 ( $80,500) to the University of Birmingham Research and Development Limited commencing January 1, 2002. The minimum payments are for the duration of the patents. The patents expire in 2011. The Company had been unable to make these payments as of the date of this report.

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


NOTE 6 - COMMITMENTS AND CONTINGENCIES

    a) Operating lease. On April 1, 2004, the Company entered into a lease agreement for office facility expiring on April 30, 2005. The lease is continuing on a month to month basis. The rent payable under the lease is $925 per quarter. Rent expense for the year ended September 30, 2005, was $3,665.

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


NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At March 31, 2006, net operating losses of approximately $6,000,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company accrued consulting fees to certain controlling stockholders in the amounts of $16,000 for the six month period ended March 31, 2006 and $10,000 for the six month period ended March 31, 2005. As of March 31, 2006 and September 30, 2005, the balance due to related party stockholders arising from the normal course of business was $535,403 and $535,044 respectively.

                                  HIV-VAC, INC.

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

    c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and researching our proposed vaccine. We have been unable to raise sufficient working capital to commence trials. As a result, research and development costs for the three months ended March 31, 2006 decreased by $1,450 from $5,950 for the three months ended March 31, 2005 to $4,500 for the three months ended March 31, 2006. Administrative expenditure decreased by $2,236 from $7,286 for the quarter ended March 31, 2005 to $5,050 for the quarter ended March 31, 2006. The reduction in research and development expenditure was due to a reduction in consulting fees and premises costs. The reduction in overgead costs was a result in reduced accounting costs. The Company received no interest income during the quarters ended March 31, 2005 and March 31, 2004. We incurred a net loss of $35,122 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2006 compared to a loss of $41,280 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2005. Research and development costs for the six months ended March 31, 2006 reduced by $2,154 from $11,884 for the six months ended March 31, 2005 to $9,730 for the six months ended March 31, 2006. The reduction of expenditure was a result of reduced consulting and premises costs. General and Administration expenditure decreased by $4,747, from $14,107 for the six months ended March 31, 2005 to $9,360 for the six months ended March 31, 2006. The reduction in costs was a result of reduced audit and office costs. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to March 31, 2006. We have relied on advances of approximately $535,403 from our principal stockholders, trade payables of approximately $541,972, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of March 31, 2006, we had approximately $902 of cash and cash equivalents. Operations for the six months ended March 31, 2006 have been financed through a loan from Intracell Vaccines Limited, an increase in payables and through the utilization of $4 in cash on hand. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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


Item 4. Controls and Procedures.

During the six months ended March 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of March31, 2006. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended March 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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