Form 10-Q
period 2006-06-30
Grupo International Inc
filed 2011-10-28
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                       OR

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

 Large accelerated filer |_|            Accelerated filer |_|
 Non-accelerated filer |_|              Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

The number of shares of Common Stock outstanding was 10,430,652 and 300,000 Preferred "B" stock as of September 30, 2011.

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF JUNE 30, 2006 (UNAUDITED)                                3

         CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS ENDED
            JUNE 30, 2006 AND 2005 AND SIX MONTHS ENDED
            JUNE 30, 2006 AND 2005 AND PERIOD FROM JANUARY 10, 1997
            (DATE OF INCEPTION) TO JUNE 30, 2006 (UNAUDITED)                  4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            JUNE 30, 2006 (UNAUDITED)                                       5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION            12
 AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK                14

ITEM 4. CONTROLS AND PROCEDURES                                              14

PART II-- OTHER INFORMATION                                                  15

ITEM 1. LEGAL PROCEEDINGS                                                    15

ITEM 1A RISK FACTORS                                                         15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      15

ITEM 4. REMOVED OR RESERVED                                                  15

ITEM 5. OTHER INFORMATION                                                    15

ITEM 6. EXHIBITS                                                             15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Unaudited)
                                     ASSETS

                                                     June 30,      September 30,
                                                       2006             2005
                                                   ------------    ------------
Current Assets
  Cash and equivalents                             $        914    $        906
  Prepaid expenditure & Sundry Assets                    43,020          23,950
                                                   ------------    ------------
     Total current assets                                43,934          24,856
                                                   ------------    ------------

Furniture and Equipment, Net (Note 3)                     5,846           6,471
                                                   ------------    ------------
Other Assets
  Intangible assets, net (Note 4)                        73,234          84,795
                                                   ------------    ------------
Total assets                                       $    123,014    $    116,122
                                                   ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts Payable                                   495,273         454,073
     Accrued Liabilities                                106,471          80,971
     Related Parties (Note 8)                           535,583         470,857
                                                   ------------    ------------
     Total Current Liabilities                        1,137,327       1,005,901
                                                   ------------    ------------
Stockholders' Deficit
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and outstanding                        100             100
      Series B, convertible,
       non-preferential; 1,000,000
       and 1,000.000 shares issued
       and outstanding, respectively                      3,000           3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,830,652 shares issued and
    outstanding, respectively                             9,831           9,831
   Additional paid in capital                         6,434,159       6,434,160
   Deficit accumulated during
    the development stage                            (7,418,520)     (7,310,685)
   Accumulated other comprehensive loss                 (42,883)        (26,185)
                                                   ------------    ------------
    Total stockholders' deficit                      (1,014,313)       (889,779)
                                                   ------------    ------------
     Total liabilities and stockholders' deficit   $    123,014    $    116,122
                                                   ============    ============

See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 & 2005,
             THE NINE MONTHS ENDED JUNE 30, 2006 & 2005 AND FOR THE
            PERIOD FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2006
                                   (UNAUDITED)

                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                         Three Months Ended          Nine Months Ending       (Inception)
                                      ------------------------    ------------------------        to
                                       June 30,      June 30,      June 30,      June 30,      June 30,
                                         2006          2005          2006          2005          2006
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  Patent fees                             21,510        22,105        66,970        68,160      1,900,833
  Research and development costs           4,908         5,900        14,638        17,784      1,747,590
  General and administrative               4,680         6,810        14,040        20,916        750,467
  Depreciation and amortization            4,062         4,094        12,187        12,284        154,338
  Legal fees                                --            --            --            --        1,500,028
  Licensing fees                            --            --            --            --          635,500
  Loss from disposal of assets              --            --            --            --           30,195
                                      ----------    ----------    ----------    ----------    -----------
                                          35,160        38,909       107,835       119,144      6,718,951
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                 (35,160)      (38,909)     (107,835)     (119,144)    (6,718,951)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
  Interest income                           --            --            --            --            3,774
                                      ----------    ----------    ----------    ----------    -----------
    Total other income (expense)            --            --            --            --         (257,388)
                                      ----------    ----------    ----------    ----------    -----------

    Loss from continuing operations      (35,160)      (38,909)     (107,835)     (119,144)    (6,986,338)

 Loss from Discontinued Operations          --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------
Net loss                                 (35,160)      (38,909)     (107,835)     (119,144)    (7,408,520)
                                      ==========    ==========    ==========    ==========    ===========

Foreign Currency Translation
 Adjustment                              (20,826)      (20,927)      (25,989)        8,046        (42,883)

  Comprehensive  Loss                    (55,986)      (59,836)     (133,824)     (127,190)    (7,461,403)
                                      ==========    ==========    ==========    ==========    ===========

  Loss per weighted average
   share of common  stock
   outstanding - basic and diluted    $    (0.01)   $    (0.01)   $    (0.01)   $    (0.01)
                                      ==========    ==========    ==========    ==========

Weighted average number of
 common shares outstanding during
 period - basic and diluted            9,830,652     9,830,652     9,830,652     9,830,652
                                      ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD
               FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2006
                                   (UNAUDITED)

                                                     Period from
                                                     January 10,
                                                        1997
                                                     (Inception)    For the Nine Months Ended
                                                         to        --------------------------
                                                      June 30,       June 30,       June 30,
                                                        2006           2006           2005
                                                    -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $(7,408,520)      (107,834)      (119,144)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                      154,338         12,187         12,284
     Officers' compensation capitalized                 100,000           --             --
     Other expenses relating to
      Noveaux acquisition                               261,163           --             --
     Issuance of stock for services                   2,439,300           --             --
     Issuance of stock for licensing fees             2,135,500           --             --
     Issuance of stock for  directors and
      officers compensation                             110,100           --             --
     Issuance of option for note payable                140,000           --             --
     Increase  in prepaid expenditure                   (43,019)       (19,070)       (27,640)
     (Decrease) in notes payable                       (140,000)          --             --
     Increase in payable and current liabilities        585,173         50,001        114,390
                                                    -----------    -----------    -----------
Net Cash Used in Operating Activities                (1,665,965)       (64,718)       (20,110)
                                                    -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                            (85,000)          --             --
   Purchase of furniture and equipment                  (48,416)          --             --
   Cash acquired in acquisition                         120,272           --             --
                                                    -----------    -----------    -----------
Net Cash Used in Investing Activities                   (13,144)          --             --
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities:

   Proceeds from issue of preferred
    stock series B                                       10,000           --             --
   Proceeds from issuance of common stock               689,164           --             --
   Purchase of treasury stock                           (11,767)          --             --
   Proceeds from notes payable                          140,000           --             --
   Proceeds from advances from related parties          533,504         64,726         18,410
   Proceeds from sale of treasury stock and
    warrants                                             15,000           --             --
   Payment of stockholder's loan                           (272)          --             --
   Proceeds from additional paid in capital             342,108           --             --
                                                    -----------    -----------    -----------

Net Cash Provided by Financing Activities             1,680,023         64,726         18,410
                                                    -----------    -----------    -----------

Net increase (decrease) in cash                             914              8         (1,700)
Cash and equivalents at beginning of period                --              906          2,609
                                                    -----------    -----------    -----------
Cash and equivalents at end of period               $       914            914            909
                                                    ===========    ===========    ===========

See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD
               FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2006
                                   (UNAUDITED)

                                                     Period from
                                                     January 10,
                                                        1997
                                                     (Inception)    For the Nine Months Ended
                                                         to        --------------------------
                                                      June 30,       June 30,       June 30,
                                                        2006           2006           2005
                                                    -----------    -----------    -----------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Issuance of common shares for Noveaux merger     $   106,525    $      --      $      --
                                                    ===========    ===========    ===========
   Issuance of common shares for LifePlan merger    $    50,000    $      --      $      --
                                                    ===========    ===========    ===========
   Preferred B stock dividend                       $    10,000    $      --      $      --
                                                    ===========    ===========    ===========
   Forgiveness of stockholder debt                  $     7,227    $      --      $      --
                                                    ===========    ===========    ===========
   Cancellation of Treasury Stock                   $    (8,767)   $      --      $      --
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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2005 and 2004, the Company experienced a net loss of $157,621 and $282,182 respectively.

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

Furniture and Equipment: Furniture and Equipment are stated at cost. Maintenance and repairs are expensed in the period incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related costs are removed from the accounts and any gain or loss is included in income. Depreciation is computed using the diminishing balance method, using 15% for office equipment and 10% for office furniture.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the years ended September 30, 2005 and 2004.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended June 2006 and 2005 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 June 30,      September 30,
                                                   2006             2005
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (42,570)         (41,945)
                                              -------------    -------------
     Net                                      $       5,846    $       6,471
                                              =============    =============

Depreciation expense for the nine months ended June 30, 2006 and the year ended September 30, 2005, was $625 and $962 respectively

NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                                 June 30,      September 30,
                                                   2006             2005
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000
  Less accumulated amortization                    (111,766)        (100,205)
                                              -------------    -------------
     Net                                      $      73,234    $      84,795
                                              =============    =============

Amortization expense for the nine months ended June 30, 2006 and the year ended September 30, 2005, was $11,562 and $15,416 respectively.


NOTE 4 - STOCKHOLDERS' DEFICIT No shares were issued during the period.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 5  - COMMINTMENTS AND CONTINGENCIES.

    a) On May 1, 2005, the Company entered into a lease agreement for office facility expiring on April 30, 2006. The lease for the premises is now on a month to month basis . The future minimum lease payments required under the lease is $900 per quarter.

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

            None of the contingencies had been met at June 30, 2006. The options expire on December 1, 2007

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


NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At June 30, 2005, net operating losses of approximately $6,000,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company accrued consulting fees to certain controlling stockholders in the amounts of $24,000 for the nine month periods ended June 30, 2006 and $15,000 for the nine months ended June 30, 2005. As of June 30, 2006 and September 30, 2005, the balance due to related party stockholders arising from the normal course of business was $535,583 and $570,857 respectively. The advances were non-interest bearing and due on demand.


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

    c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and continuing our research. Research and development costs for the three months ended June 30, 2006 decreased by $992 from $5,900 for the three months ended June 30, 2005 to $4,908 for the three months ended June 30, 2006. The reduction in costs was a result of a decrease in consulting fees due to a reduction in activities in order to conserve cash. Administrative expenditure decreased $2,130 from $6,810 for the quarter ended June 30, 2005 to $4,680 for the quarter ended June 30, 2006. The increase in expenditure was mainly due to an increase in accounting costs. Patent fees reduced by $595 from $22,105 for the quarter ended June 30, 2005 to $21,510 for the quarter ended June 30,2006. The reduction was due to a foreign exchange difference. We received no interest income during the quarters ended June 30, 2006 and June 30, 2005.

         We incurred a net loss of $35,160 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the quarter ended June 30, 2006 compared to $38,909 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the quarter ended June 30, 2005. Research and development costs for the nine months ended June 30, 2006 reduced by $3,146 from $17,784 for the nine months ended June 30, 2005 to $ 14,638 for the nine months ended June 30, 2006. The reduction of expenditure was a result of the company conserving cash and the reduction in consulting fees paid to Intracell Vaccines Ltd. General and Administration expenditure decreased by $6,876 from $20,916 for the nine months ended June 30, 2005 to $14,040 for the nine months ended June 30, 2006. The decrease in expenditure was mainly due to a decrease in consulting fees. Patent fees increased by $1,190 from $68,160 for the quarter ended June 30, 2005 to $66,970 for the quarter ended June 30,2006. The increase was due to a foreign exchange difference. We incurred a net loss of $107,835 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the nine months ended June 30, 2006 compared to a loss of $119,144 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the nine months ended June 30, 2005.

          We terminated our license agreement with the University in 2007 as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents in 2011. We plan to continue development of the vaccine and believe that it may be possible to establish new patents, depending on the outcome of our research. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to June 30, 2006. We have relied on advances of approximately $535,583 from our principal stockholders, trade payables of approximately $478,702, proceeds of $1,196,272 from the sale of common stock, and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of June 30, 2006, we had $902 of cash and cash equivalents.

         Operations for the nine months ended June 30, 2006 have been financed through a loan from Intracell Vaccines Limited. We seek additional equity or debt financing of up to $7 million which we plan to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

Item 4. Controls and Procedures.

During the nine months ended June 30, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of June, 2006. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of June 30, 2006, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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