Form 10-K
period 2006-09-30
Grupo International Inc
filed 2011-10-28
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
                                       OR

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

                                TABLE OF CONTENTS

                                                                            PAGE
PART I
  Item 1.  Business.......................................................    3
  Item 1A. Risk Factors...................................................    9
  Item 1B. Unresolved Staff Comments......................................    9
  Item 2.  Properties.....................................................    9
  Item 3.  Legal Proceedings..............................................    9
  Item 4.  (Removed and Reserved).........................................    9

PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities.............   10
  Item 6.  Selected Financial Data........................................   10
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   10
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8.  Financial Statements and Supplementary Data....................  F-1
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   14
  Item 9A. Controls and Procedures........................................   14
  Item 9B. Other Information..............................................   14
PART III
  Item 10. Directors, Executive Officers and Corporate Goverance..........   15
  Item 11. Executive Compensation.........................................   16
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management And Related Stockholder Matters....................   17
  Item 13. Certain Relationships and Related Transactions and
            Director Independence.........................................   17
  Item 14. Principal Accounting Fees and Services.........................   18

PART IV
  Item 15. Exhibits, Financial Statement Schedules........................   18
  Item 14. Disclosure Controls and Procedure..............................   19
SIGNATURES................................................................   20

Item 1. Business.

         We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation with Persona as the surviving corporation. We changed our name to HIV-VAC Inc, in March 1999. We changed our name to Grupo International Inc in September 2010

         Our business is the development and marketing of a proposed vaccine designed to combat HIV/AIDS. This proposed vaccine, which is called NFU.Ac.HIV, was developed by Dr. Gordon Skinner, our director of research, through the University of Birmingham, in the U.K. The proposed vaccine was licensed to Intracell Vaccines Limited from the University of Birmingham in November of 1998, and Intracell in turn entered into an assignment of the license agreement with us in April of 1999. In addition to his position as our Chairman and President, Kevin Murray is the managing Director of Intracell Vaccines Limited. Further, our Director of Research, Dr. Gordon Skinner is a Director of Intracell. Dr. Skinner, Kevin Murray and John Palethorpe, our Vice President, each own 33.33% of the outstanding shares of the common stock of Intracell at September 30, 2006. Intracell owned 6,683,244 or 67.97% of the outstanding shares of our outstanding common stock and 10,000 or 100% of our outstanding Series A preferred stock. See security ownership of Certain Beneficial Owners and Management.

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

         At year end 30 September 2006, we were in arrears on the payment of license fees due under the license agreement with The University of Birmingham. Under the license agreement, in addition to the above payments, we were required to pay a minimum license fee of approximately $70,000 on January 1, 2002. We did not make that payment. We were also required to pay an additional $70,000 to The University of Birmingham for each of the years beginning January 1, 2003, through January 1, 2006. At September 30, 2006, we owed the University of Birmingham $468,150.

         We cancelled our license agreement with the University of Birmingham in December 2007, as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents in 2011. We plan to continue research and development of the vaccine, and believe that it might be possible to establish new patents, depending on the progress and results of our research.

         We also entered into a consulting agreement with Intracell Vaccines pursuant to which Intracell Vaccines agreed to provide us with research, process science, clinical and regulatory support, primarily by making the services of certain Intracell Vaccines personnel available to us. We reimburse Intracell Vaccines for all of its costs and expenses relating to the provision of these services. We ceased using Intracell in June 2005. We currently owe Intracell Vaccines $457,406 in outstanding consulting fees.

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


Item IB.  Unresolved Staff Comments

         Not applicable.

Item 2. Properties.

          Our administration offices are located in Collingwood, Ontario. The office is provided to us as part of our consulting agreement with Intracell Vaccines Limited. We lease approximately 400 square feet of laboratory space in Moseley, Birmingham, United Kingdom under a lease agreement that terminated in March, 2005. The lease is now on a month to month basis. The laboratory space in Moseley is used for storage and limited research development of our proposed vaccine. We do not engage in any aspects of the real estate business.

Item 3. Legal Proceedings.

         We are not a party or subject to any legal proceedings the outcome of which management believes would have a material adverse effect on our financial condition or results of operations.

Item 4. (Removed and Reserved).

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

     a) Market Information. Our common shares trade under the symbol "HIVV" in July 2001. Our common shares ceased trading on the OTCBB on February 19, 2004, because we were unable to maintain our full reporting status requirements for financial reasons. We continued trading on the Pink Sheets since February 20, 2004 under the symbol HIVV. We are unable to retrieve historical data on the trading price of our common stock between 2003 and 2006, but believe that the stock traded in the range of $0.01 and $0.05

     b) Holders. As of September 30, 2006, there were 324 holders of record based on the records of our transfer agent. This number does not include beneficial owners of our common shares, of which we believe there are a substantial number whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Our Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have limited vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and updating our research. As a result, for the fiscal year ended September 30, 2006 and the period from January 10, 1997 (date of inception) to 2006 we incurred approximately $19,546, and $1,752,498 in research and development costs and $19,200 and $755,627 in general and administrative expenses, respectively. We incurred a net loss of approximately $143,476 or $(.01) per share based on 9,830,652 weighted average shares outstanding for the fiscal year ended September 30, 2006 compared to approximately $7,444,161 or $(1.15) per share based on 6,471,961 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2006.

We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2006. Through September 30, 2006 we have relied on advances of approximately $536,244 from our principal stockholders, trade payables of approximately $511,572, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,684,900 to support our limited operations. As of September 30, 2006, we had approximately $924 of cash and cash equivalents. We seek additional equity or debt financing of up to $7 million which we plan to use for HIV-VAC and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to terminate our operations and liquidate our business (see Note 1 to financial statements).

Our business plan for the next year, is dependent on raising sufficient funding to implement a Phase I/II trial in the United Kingdom through the application for a CTX exemption with the Medical Control agency. We plan to apply for a CTX exemption using the Clade B strain of the virus. The manufacture of the vaccine will be contracted out to a manufacturer located in either the UK or the USA.

We also plan, subject to financing, to initiate further trials in Russia, in conjunction with The Russia Federal Aids Center, a department of The Central Institute of Epidemiology, Moscow, Russia. using in non-human primates in parallel or preceding Phase I trials. We expect the regulatory approval process to take up to twelve months to complete. The proposed primate vaccine will be manufactured in Russia or the UK, under the supervision and quality control of various parties, including independent laboratories in London and our laboratory in Birmingham.

In addition, we anticipate, subject to financing set forth above, to initiate a Phase I/II trial in Sub-Sahara Africa using the local African HIV sub-type. These trials will be done in conjunction with local Government and would commence after a satisfactory pre-clinical trial has completed the evaluation of toxicity and immunogenicity of the local strain. However, we cannot initiate the pre-clinical or Phase I/II trials until such time as we have raised at least $9 million, which is the amount we anticipate we will need for these trials. Furthermore, in addition to restrictions due to lack of funding, we also need to manufacture a batch of the vaccine to initiate these trials. We cannot manufacture a batch until we have an agreement in place with a country in Africa that is prepared to work with us. It is estimated that these pre-clinical trials would take approximately twelve months to complete once we have an agreement in place. If these trials take place, we intend to invite the Division of AIDS of National Institute of Allergy and Infectious Diseases to monitor the African trials.

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

We estimate that we will require approximately $6 million to $7 million to conduct our vaccine development activities through to a phase I trial.. This amount would be used to pay for vaccine manufacture, vaccine trial costs and testing, equipment and corporate overhead. We are hoping to raise a minimum of $6 million through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. To date, we have had very limited success in raising funds, and if we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing. We have to date relied on a small number of investors to provide us with financing for the commencement of our development program, including Intracell Vaccines Limited. Amounts owed to these individuals are payable upon demand.

If we proceeded with our vaccine development, we would need to purchase approximately $500,000 in equipment to be used for research and expanding testing laboratories. In addition, we would expect to hire an additional fifteen employees for both research and administrative support over the duration of the trials..

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

Item 8. Financial Statements.


                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                      AND FROM INCEPTION (JANUARY 10, 1997)
                           THROUGH SEPTEMBER 30, 2006


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

Statements of Stockholders' Equity (Deficit)                       F-4 - F-9

Statements of Cash Flows                                          F-10 - F-11

Notes to Financial Statements                                     F-12 - F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
HIV-VAC, Inc.


         We have audited the accompanying balance sheets of HIV-VAC, Inc. (the "Company") as at September 30, 2006 and 2005, and the statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2006, and cumulative from inception (January 10, 1997) through to September 30, 2006, except as explained as follows: we did not audit the cumulative date from January 10, 1997 to September 30, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through September 30, 2001, is based solely on the report of other auditors. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. as at September 30, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States.


                                                       /s/ SF Partnership, LLP


Toronto, Canada                                        CHARTERED ACCOUNTANTS
July 6, 2011

HIV-VAC, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2006 and 2005
                                                            2006           2005
                                     ASSETS
Current
    Cash                                             $       924    $       906
    Prepaid and sundry assets                             21,510         23,950
                                                     -----------    -----------

Total Current Assets                                      22,434         24,856
Furniture and Equipment, Net (Note 3)                      5,637          6,471
Intangible Asset, Net (Note 4)                            69,379         84,795
                                                     -----------    -----------

Total Assets                                         $    97,450    $   116,122
                                                     ===========    ===========

                                 LIABILITIES AND
                              STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                                 $   511,572    $   389,886
    Accrued liabilities                                  114,971         80,971
    Advances from related parties (Note 5)               536,244        535,044
                                                     -----------    -----------

Total Liabilities                                      1,162,787      1,005,901
                                                     -----------    -----------

Stockholders' Deficit

    Preferred stock, $0.01 par value;
     10,000,000 shares authorized
       Series A, non-preferential;
        10,000 issued and outstanding                        100            100
       Series B, convertible,
        non-preferential; 300,000 shares
        issued and outstanding                             3,000          3,000

    Common stock, $0.001 par value;
     500,000,000 shares authorized
     9,830,652 shares issued and outstanding               9,831          9,831

    Additional paid in capital                         6,434,160      6,434,160

    Deficit accumulated during the
     development stage                                (7,454,161)    (7,310,685)

    Accumulated other comprehensive loss                 (58,267)       (26,185)
                                                     -----------    -----------

Total Stockholders' Deficit                           (1,065,337)      (889,779)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $    97,450    $   116,122
                                                     ===========    ===========


Commitments and Contingencies (Note 7)





  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
Years Ended September 30, 2006 and 2005 and for the Period from January 10, 1997 (Inception) to September 30, 2006

                                                                           Cumulative
                                                                                 from
                                                                          January 10,
                                                                                 1997
                                                                       (Inception) to
                                                                        September 30,
                                                 2006           2005             2006
Expenses
    Royalty fees                          $    88,480    $    93,955    $   1,922,343
    Research and development costs             19,546         28,665        1,752,498
    General and administrative                 19,200         18,622          755,627
    Depreciation and amortization              16,250         16,379          158,401
    Legal fees                                   --             --          1,500,028
    Licensing fees                               --             --            635,500
    Loss from disposal of assets                 --             --             30,195
                                          -----------    -----------    -------------

                                              143,476        157,621        6,754,592
                                          -----------    -----------    -------------

Loss from Operations                         (143,476)      (157,621)      (6,754,592)
                                          -----------    -----------    -------------

Other Income (Expense)
    Other expenses                               --             --           (261,162)
    Other income                                 --             --              3,774
                                          -----------    -----------    -------------

Total Other Expense                              --             --           (257,388)
                                          -----------    -----------    -------------

Loss from Continuing Operations              (143,476)      (157,621)      (7,011,980)

Loss from Discontinued Operations                --             --           (432,181)
                                          -----------    -----------    -------------

Net Loss                                     (143,476)      (157,621)      (7,444,161)

    Foreign currency translation
     adjustment                               (32,082)        14,714          (58,267)
                                          -----------    -----------    -------------

Comprehensive Loss                        $  (175,558)   $  (142,907)   $  (7,502,428)
                                          ===========    ===========    =============

Weighted average number of
 shares outstanding - basic and diluted     9,830,652      9,831,668
                                          ===========    ===========

Loss per weighted average number of
shares outstanding - basic and diluted    $     (0.01)   $     (0.02)
                                          ===========    ===========



  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2006


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2006

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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2006


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2006

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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2006


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2006

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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2006 and 2005 and for the Period from January 10, 1997 (Inception) to September 30, 2006

                                                                                         Cumulative
                                                                                               from
                                                                                        January 10,
                                                                                               1997
                                                                                     (Inception) to
                                                                                      September 30,
                                                               2006           2005             2006
Cash Flows from Operating Activities
    Net loss                                            $  (143,476)   $  (157,621)   $  (7,444,161)
    Adjustments to reconcile net loss to net
       cash used in operating activities
       Amortization and depreciation                         16,250         16,379          158,401
       Officers' compensation capitalized                      --             --            100,000
       Other expenses relating to Noveaux and
         Lifeplan acquisition                                  --             --            261,163
       Issuance of stock for licensing fees                    --             --          2,135,500
       Issuance of stock to directors and
         officers' compensation                                --             --            110,100
       Issuance of option for note payable, current            --             --            140,000
       Issuance of stock for services                          --             --          2,439,300
       Decrease in notes payable                               --             --           (140,000)
       Decrease (increase) in prepaid expenses                2,440         (1,845)         (21,510)
       Increase in accounts payable                          89,604         87,463          439,827
       Increase in accrued liabilities                       34,000         33,971          114,971
                                                        -----------    -----------    -------------

Net Cash Used in Operating Activities                        (1,182)       (21,653)      (1,706,409)
                                                        -----------    -----------    -------------


Cash Flows from Investing Activities
    Purchase of license rights                                 --             --            (85,000)
    Purchase of furniture and equipment                        --             --            (48,416)
    Cash acquired in acquisition                               --             --            120,272
                                                        -----------    -----------    -------------

Net Cash Used in Investing Activities                          --             --            (13,144)
                                                        -----------    -----------    -------------

Cash Flows from Financing Activities
    Proceeds from issue of preferred stock series B            --             --             10,000
    Proceeds from issuance of common stock                     --             --            689,164
    Purchase of treasury stock                                 --             --            (11,767)
    Proceeds from notes payable                                --             --            140,000
    Proceeds from sale of treasury stock and warrants          --             --             15,000
    Proceeds from advances from related parties               1,200         19,950          536,244
    Payment of stockholder's loan                              --             --               (272)
    Proceeds from additional paid in capital                   --             --            342,108
                                                        -----------    -----------    -------------

Net Cash Provided by Financing Activities                     1,200         19,950        1,720,477
                                                        -----------    -----------    -------------


Net Increase (Decrease) in Cash                                  18         (1,703)             924

Cash - Beginning of Year                                        906          2,609             --
                                                        -----------    -----------    -------------


Cash - End of Year                                      $       924    $       906    $         924
                                                        ===========    ===========    =============



  (The accompanying notes are an integral part of these financial statements.)



HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2006 and 2005 and for the Period from January 10, 1997 (Inception) to September 30, 2006

                                                                                         Cumulative
                                                                                               from
                                                                                        January 10,
                                                                                               1997
                                                                                     (Inception) to
                                                                                      September 30,
                                                               2006           2005             2006
Supplemental Disclosure of Cash Flow
    Information

Non Cash Transactions:
    Issuance of common shares for Noveaux merger        $      --      $      --      $     106,525
                                                        ===========    ===========    =============
    Issuance of common shares for Lifeplan merger       $      --      $      --      $      50,000
                                                        ===========    ===========    =============
    Preferred B stock dividend                          $      --      $      --      $      10,000
                                                        ===========    ===========    =============
    Forgiveness of stockholder debt                     $      --      $      --      $       7,227
                                                        ===========    ===========    =============
    Cancellation of Treasury Stock                      $      --      $    (8,767)   $      (8,767)
                                                        ===========    ===========    =============




  (The accompanying notes are an integral part of these financial statements.)

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


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


3.    Furniture and Equipment, Net

                                                  2006                     2005
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      Furniture and equipment  $  48,416  $     42,779  $  48,416  $     41,945
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $      5,637             $      6,471
                                          ------------             ------------

      Depreciation expenses for the years ended September 30, 2006 and 2005 were $834 and $963, respectively.


4.    Intangible Asset, Net

                                                  2006                     2005
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      License                  $ 185,000  $    115,621  $ 185,000  $    100,205
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $     69,379             $     84,795
                                          ------------             ------------

      The License Agreement was terminated effective December 01, 2007. See Note 12 (a).

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


5.    Advances From Related Parties

                                                             2006         2005


      Intracell                                      $    457,406  $    457,406
      Directors and officers of the Company                78,838        77,638
                                                     ------------  ------------

                                                     $    536,244  $    535,044
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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


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

            The options expire on September 1, 2007. No milestones had been met as at September 30, 2006.

      b) Royalty Payments under Licensing Agreement - The Company has committed to make minimum royalty payments of (pound)50,000 ($93,380) per annum. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the year end, the Company had not made the above payments and owes cumulative royalties of (pound)250,000 or $468,150 (2005 - (pound)200,000 or
            $352,560).

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


8.    Income Taxes

                                                             2006          2005

      Temporary differences                          $     14,117  $     13,842
      Loss carryforwards                                2,050,177     2,007,917
      Allowance for valuation                          (2,064,294)   (2,021,759)
                                                     ------------  ------------

                                                     $       --    $      --
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


9.    Related Party Transactions

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the years, which are measured at the exchange amount agreed to by the related parties:

                                                             2006          2005

      Amounts Charged by a Shareholder

        Consulting fees charged by Intracell
         included in research and development costs  $       --    $     15,000
                                                     ============  ============

        Directors and officers compensation          $     32,000  $     21,500
                                                     ============  ============

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005


10.   Financial Instruments

      a)    Fair Value

            The carrying amount of cash, accounts payable, accrued liabilities, and advances from related parties approximate fair values due to the short term nature of these items.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 64% of expenses for the year ended are denominated in U.K. pound (2005 - 62% of expenses). As at September 30, 2006, 22% of assets and 44% of liabilities are originally denominated in U.K. pound (2005 - 21% of assets and 39% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.


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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer has concluded that the disclosure controls and procedures were not effective as of September 30, 2006. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of September 30, 2006, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

                                    PART III

Item 10. Director's And Executive Officers Promoters and Corporate Goverance. Directors and Executive Officers

Our directors and executive officers at 30 September 2006 were as follows

NAME                        AGE       POSITION
--------                    ---       ---------
Kevin W Murray              53        Chairman of the Board, President and CEO
Gordon R B Skinner          64        Director, Director of Research
Sally Del Principe          51        Director,
John Palethorpe             61        Vice President

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

Item 11. Executive Compensation.

         As of the fiscal year ended September 30, 2006, our executive officers have received or accrued compensation from us as follows:


                        Annual Compensation      Long Term Compensation
                        -------------------      ----------------------
                                                          Stock Awards
                         Fiscal                            and Other
Name and Position         Year      Salary       Bonus    Compensation
Kevin Murray              2004     $ 10,000      $  -      $        -
Chairman and CEO          2005     $ 10,750      $  -      $        -
                          2006     $ 16,000      $  -      $        -

Dr. Gordon Skinner        2004     $ 10,000      $  -      $        -
Director, Director of     2005     $ 10,750      $  -      $        -
Research                  2006     $ 16,000      $  -      $        -

Sally Del Principe        2004     $ -           $  -      $        -
Director and CFO          2005     $ -           $  -      $        -
                          2006     $ -           $  -      $        -

John Palethorpe           2004     $ -           $  -      $        -
Vice President            2005     $ -           $  -      $        -
                          2006     $ -           $  -      $         -

         --------------------------------------

         No cash fees or other consideration has been paid to our directors through the date hereof.

         There are no employment contracts in effect with any of our officers or directors, nor are there any agreements or understandings with such persons regarding termination of employment or change-in-control arrangements.

         As noted above under the caption License Agreement and Consulting Agreement on page 7, we had a consulting agreement with Intracell Vaccines Limited. Messrs. Skinner, Murray and Palethorpe are shareholders of Intracell Vaccines, and Messrs. Skinner and Murray also serve as Intracell Vaccines directors.

         Our executives, Messrs. Skinner, Murray and Palethorpe have not received any compensation from Intracell Vaccines Limited for the years 2004, 2005 and 2006.


Item 12. Security Ownership Of Certain Beneficial Owners And Management and
         Related Stockholder Matters.

         The following chart sets forth certain information with respect to the beneficial ownership of the common stock and the Series A preferred stock of the Company as of September 30, 2006: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers
(defined below), and (iv) all directors and executive officers as a group. As of September 30, 2006, the Company had 9,830,652 shares of common stock outstanding, 10,000 Series A preferred shares outstanding and 1,000,000 Series B preferred shares outstanding.

                                                                             Percentage
Name and Address                 Title of Class               # of shares    of Class
----------------                 --------------               -----------    ----------
Kevin W. Murray                  Common Stock                 2,445,098(1)      24.86%
12 Harben Court
Collingwood, Ontario Canada      Series A Preferred Stock         3,333(2)      33.33%
L9Y 4L8

Gordon Skinner                   Common Stock                 2,445,098(1)      24.86%
Harborough Banks
Old Lapworth Rd                  Series A Preferred Stock         3,333(2)      33.33%
Solihill B94 6Ld
United Kingdom

John Palethorpe                  Common Stock                 2,445,098(1)      24.86%
Knoll Hill
Belbroughton Road                Series A Preferred Stock         3,333(2)      33.33%
Blakedown, Kidderminster
9YLD 3LN
United Kingdom

Sally Del Principe               Common Stock                   100,000          1.02%
Sunny Bank House
32 Moorhall Lane
Stourport on Severn
Worcestershire
DY13 8RB
United Kingdom

Directors and Officers           Common Stock                 7,435,294(1)      75.62%
as a Group                       Series A Preferred Stock        10,000(2)        100%

Tradebay Investments Ltd.        Common Stock                 3,000,000(2)      30.51%

-------------------------------------------
(1) Director and officer of the Company
(2) Consists of 3,000,000 common shares issuable upon the conversion of Series B preferred stock held by Tradebay Investments. Rosemary Hunter was the sole Officer and Director of Tradebay Investments Ltd.


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

Director Independence. The Company's board of directors at September 30, 2006, consists of Kevin W. Murray, Gordon Skinner and Sally del Principe. Mr. Murray and Dr Skinner are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the year ended September 30, 2006, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We paid aggregate fees and expenses of approximately $4,000 and $2,000, respectively, during 2005 and 2006, respectively, for work completed for our annual audits.

Tax Fees. We did not incur any aggregate tax fees and expenses from S F Partnership LLP for the years September 30, 2005 and 2006, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from S F Partnership LLP during 2005 and 2006.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the years ended September 30, 2005 and 2006 were approved by the board of directors pursuant to its policies and procedures.


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


 HIV-VAC, Inc.

By:     /s/ KEVIN MURRAY
        ---------------------------------------------------
        Chairman of the Board, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ KEVIN W MURRAY           Chairman of the Board        September 30, 2011
    ----------------------       President & CEO & CFO
    Kevin Murray

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