Form 10-Q
period 2006-12-31
Grupo International Inc
filed 2011-10-28
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006
                                       OR

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

                                  HIV-VAC INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF DECEMBER 2006 (UNAUDITED)                               3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2006 (UNAUDITED)                                    4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2006 (UNAUDITED)                                  5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           12
 AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES                                             14

PART II-- OTHER INFORMATION                                                 15

ITEM 1. LEGAL PROCEEDINGS                                                   15

ITEM 1A RISK FACTORS                                                        15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4. REMOVED OR RESERVED                                                 15

ITEM 5. OTHER INFORMATION                                                   15

ITEM 6. EXHIBITS                                                            15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                  December 31,    September 30,
                                                      2006             2005
                                                 -------------    -------------
Current Assets

  Cash and equivalents                           $         937    $         924
  Prepaid expenditure                                     --             21,510
                                                 -------------    -------------
     Total current assets                                  937           22,434
                                                 -------------    -------------

Furniture and equipment, net                             5,457            5,638
                                                 -------------    -------------
Other Assets
  Intangible assets, net                                65,525           69,379
                                                 -------------    -------------
Total assets                                     $      71,919    $      97,451
                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
     Accounts payable                                  536,203          511,572
     Accrued Liabilities                               123,471          114,971
     Related parties                                   536,423          536,244
                                                 -------------    -------------
     Total Current Liabilities                       1,196,097    $   1,162,787
                                                 -------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and Outstanding                       100              100
      Series B, convertible, non-preferential;
       1,000,000 and -0- shares issued and
       outstanding, respectively                         3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,830,652 and 9,830,652 shares issued and
    outstanding, respectively                            9,831            9,831
   Additional paid in capital                        6,434,160        6,434,160
   Deficit accumulated during the
    development stage                               (7,489,293)      (7,454,161)
   Accumulated other comprehensive loss                (81,974)         (58,267)
                                                 -------------    -------------
    Total stockholders' equity (deficit)            (1,124,178)      (1,065,337)
                                                 -------------    -------------
    Total liabilities and stockholders'
     equity (deficit)                            $      71,919    $      97,451
                                                 =============    =============

See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     FOR THE QUARTERS ENDED DECEMBER 31, 2006, 2005 AND FOR THE PERIOD FROM
               JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2006

                                                                   Period from
                                                                    January 10,
                                                                       1997
                                        Quarter        Quarter     (Inception)
                                         Ended          Ended           to
                                     December 31,   December 31,   December 31,
                                         2006           2005           2006
                                     ------------   ------------   ------------
Expenses
  Royalty Fees                             21,510         23,950      1,943,853
  Research and development costs            4,908          4,860      1,757,406
  General and administrative                4,680          4,680        760,307
  Depreciation and amortization             4,034          4,062        162,435
  Legal fees                                 --             --        1,500,028
  Licensing fees                             --             --          635,500
  Loss from disposal of assets               --             --           30,195
                                     ------------   ------------   ------------
                                           35,132         37,552      6,789,724
                                     ------------   ------------   ------------

    Loss from operations                  (35,132)       (37,552)    (6,789,724)
                                     ------------   ------------   ------------
Other Income (Expense)
  Other expenses                             --             --         (261,162)
  Interest income                            --             --            3,774
                                     ------------   ------------   ------------
    Total other income (expense)             --             --         (257,388)
                                     ------------   ------------   ------------

    Loss from continuing operations       (35,132)       (37,552)    (7,057,112)

Loss from discontinued operations            --             --         (432,181)
                                     ------------   ------------   ------------

    Net loss                              (35,132)       (37,552)    (7,479,293)
                                     ============   ============   ============
Foreign Currency
 Translation Adjustment                   (24,644)         9,291     (7,547,560)
                                     ------------   ------------   ------------

Comprehensive Loss                        (63,393)       (28,261)    (7,547,560)
                                     ============   ============   ============
  Loss per weighted number
   of outstanding shares -
   basic and diluted                 $      (0.01)  $      (0.01)
                                     ============   ============

Weighted average number of
 common shares outstanding
 during period - basic and diluted      9,830,652      9,830,652
                                     ============   ============


See accompanying notes to unaudited condensed financial statements.


                                 HIV-VAC, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2006 AND 2005 AND FOR THE PERIOD
             FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2006
                                   (UNAUDITED)

                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2006            2006            2005
                                                    ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net loss                                          $ (7,479,293)   $    (35,132)   $    (37,552)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                       162,435           4,034           4,062
     Officers' compensation capitalized                  100,000            --              --
     Other expenses relating to Noveaux
      and LifePlan acquisitions                          261,163            --              --
     Issuance of stock for services                    2,439,300            --              --
     Issuance of stock for licensing fees              2,135,500            --              --
     Issuance of stock for  directors and
      officers compensation                              110,100            --              --
     Issuance of stock for note payable                  140,000            --              --
     Decrease  in prepaid expenditure                       --            21,510          23,950
     (Decrease) in notes payable                        (140,000)           --              --
     Increase in payables and
      accrued liabilities                                669,400           9,424           9,356
                                                    ------------    ------------    ------------

Net Cash Used in Operating Activities                 (1,601,395)           (166)           (184)
                                                    ------------    ------------    ------------

Cash Flow From Investing Activities:
   Purchase of patent rights                             (85,000)           --              --
   Purchase of furniture and equipment                   (48,416)           --              --
   Cash acquired in acquisition                          120,272            --              --
                                                    ------------    ------------    ------------
Net Cash Used in Investing Activities                    (13,144)           --              --
                                                    ------------    ------------    ------------

Cash Flows from Financing Activities:

   Proceeds from issue of preferred
    stock series B                                        10,000            --              --
   Proceeds from issuance of common stock                689,164
   Purchase of treasury stock                            (11,767)           --              --
   Proceeds from notes payable                           140,000            --              --
   Proceeds from advances from related parties           431,243             179             178
   Proceeds from sale of treasury stock and
    warrants                                              15,000            --              --
   Payment of stockholder's loan                            (272)           --              --
   Proceeds from additional paid in capital              342,108            --              --
                                                    ------------    ------------    ------------

Net Cash Provided by Financing Activities              1,615,576             179             178
                                                    ------------    ------------    ------------


Net increase (decrease) in cash                              937              13              (6)

Cash and equivalents at beginning of period                 --               924             906
                                                    ------------    ------------    ------------
Cash and equivalents at end of period               $        937    $        937    $        900
                                                    ============    ============    ============


See accompanying notes to unaudited condensed financial statements.



                                 HIV-VAC, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2006 AND 2005 AND FOR THE PERIOD
             FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2006
                                   (UNAUDITED)

                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2006            2006            2005
                                                    ------------    ------------    ------------


Supplemental Disclosure of Cash Flow Information:
   Issuance of common shares for Noveaux merger     $    106,525    $       --      $       --
                                                    ============    ============    ============
   Issuance of common shares for LifePlan merger    $     50,000    $       --      $       --
                                                    ============    ============    ============
   Preferred B stock dividend                       $     10,000    $       --      $       --
                                                    ============    ============    ============
   Forgiveness of stockholder debt                  $      7,227    $       --      $       --
                                                    ============    ============    ============
   Cancellation of treasury stock                   $     (8,767)   $       --      $       --
                                                    ============    ============    ============





See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006.
                                   (UNAUDITED)

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2006 and 2005, the Company experienced a net loss of $143,476 and $157,621, respectively.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended December 31, 2006 and 2005.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended December 31 2006, and 2005 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                               December 31,    September 30,
                                                   2006             2005
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,840
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (42,959)         (42,778)
                                              -------------    -------------
     Net                                      $       5,457    $       5,638
                                              =============    =============

Depreciation expense for the three months ended December 31, 2006 and the year ended September 30, 2005, was $180 and $833 respectively

NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                               December 31,    September 30,
                                                   2006             2005
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000

  Less accumulated amortization                     (88,643)        (115,621)
                                              -------------    -------------
     Net                                      $      65,525    $      69,379
                                              =============    =============

Amortization expense for the three months ended December 31, 2006 and the year ended September 30, 2006, was $3,854 and $15,418 respectively.


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

                                  HIV-VAC, INC.

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


NOTE 5 - STOCKHOLDERS' EQUITY

No stock was issued during the period.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     a) Operating lease. On April 1, 2004, the Company entered into a lease agreement for office facility expiring on April 30, 2005. The lease is now on a month to month arrangement. Rent payable under the lease is approximately $900 per quarter.

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

                                  HIV-VAC, INC.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At December 31, 2006, net operating losses of approximately $6,000,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company did not incur any consulting fees from certain controlling stockholders for the three month period ended December 31, 2006 and 2005. As of December 31, 2006 and September 30, 2005, the balance due to related party stockholders arising from the normal course of business was $535,423 and $536,244 respectively.


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

     c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. In 2000 we began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and general research.. To date, we have been unable to obtain the funding that we need to move forward to a phase I trial. As a result, research and development costs for the three months ended December 31, 2006 increased by $48 from $4,680 for the three months ended December 31, 2005 to $4,908 for the three months ended December 31, 2006. The decrease in expenditure was due to a reduction in consulting costs to Intracell Vaccines Ltd. Administrative expenditure decreased remained the same, being $4,680 for the quarter ended December 31, 2006 and December 31, 2005. We incurred a net loss of $35,132 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended December 31, 2006 compared to $37,552 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended December 31, 2005. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to December 31, 2006. Through December 31, 2006 we have relied on advances of approximately $536,423 from our principal stockholders, trade payables of approximately $536,203, proceeds of $1,196,000 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of December 31, 2006, we had $937 of cash and cash equivalents. Operations for the three months ended December 31, 2006 have been financed through a loan from Intracell Vaccines Limited and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see
Note 1 to financial statements).

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

Item 3. Controls and Procedures.

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Kevin W. Murray, the Company's Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Murray concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective. (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

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