Form 10-Q
period 2007-06-30
Grupo International Inc
filed 2011-10-28
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                                       OR

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

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF JUNE 30, 2007 (UNAUDITED)                                3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND
            SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            JUNE 30, 2007 (UNAUDITED)                                         4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            JUNE 30, 2007 (UNAUDITED)                                       5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION            12
         AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK                14

ITEM 4. CONTROLS AND PROCEDURES                                              14

PART II-- OTHER INFORMATION                                                  15

ITEM 1. LEGAL PROCEEDINGS                                                    15

ITEM 1A RISK FACTORS                                                         15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      15

ITEM 4. REMOVED OR RESERVED                                                  15

ITEM 5. OTHER INFORMATION                                                    15

ITEM 6. EXHIBITS                                                             15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Unaudited)
                                     ASSETS

                                                    June 30,      September 30,
                                                      2006             2005
                                                  ------------    ------------
Current Assets
  Cash and equivalents                            $        944    $        924
  Prepaid expenditure & Sundry Assets                   48,977          21,510
                                                  ------------    ------------
     Total current assets                               49,921          22,434
                                                  ------------    ------------

Furniture and Equipment, Net (Note 3)                    5,096           5,637
                                                  ------------    ------------
Other Assets
                                                        57,817          69,379
                                                  ------------    ------------
Total assets                                      $    112,834    $     97,450
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts Payable                                  650,672         511,572
     Accrued liabilities                               140,471         114,971
     Related Parties (Note 8)                          536,963         536,244
                                                  ------------    ------------
     Total Current Liabilities                    $  1,328,106    $  1,162,787
                                                  ------------    ------------
Stockholders' Deficit
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and outstanding                       100             100
      Series B, convertible, non-preferential;
       1,000,000 and 1,000.000 shares issued
       and outstanding, respectively                     3,000           3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized; 9,830,652
    shares issued and outstanding, respectively          9,831           9,831
   Additional paid in capital                        6,434,160       6,434,160
   Deficit accumulated during the
    development stage                               (7,565,840)     (7,454,161)
   Accumulated other comprehensive loss                (96,523)        (58,267)
                                                  ------------    ------------
    Total stockholders' deficit                     (1,215,272)     (1,065,337)
                                                  ------------    ------------
    Total liabilities and stockholders' deficit   $    112,834    $     97,450
                                                  ============    ============



See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2007 & 2006,
                 THE NINE MONTHS ENDED JUNE 30, 2007 & 2006 AND
        FOR THE PERIOD FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2007
                                   (UNAUDITED)


                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                         Three Months Ended          Nine Months Ending       (Inception)
                                      ------------------------    ------------------------        to
                                       June 30,      June 30,      June 30,      June 30,      June 30,
                                         2007          2006          2007          2006          2007
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  Patent fees                             24,488        21,510        70,487        66,970      1,992,830
  Research and development costs           4,981         4,908        14,868        14,638      1,767,366
  General and administrative               4,501         4,680        14,221        14,040        769,848
  Depreciation and amortization            4,034         4,062        12,103        12,187        170,504
  Legal fees                                --            --            --            --        1,500,028
  Licensing fees                            --            --            --            --          635,500
  Loss from disposal of assets              --            --            --            --           30,195
                                      ----------    ----------    ----------    ----------    -----------
                                          38,004        35,160       111,679       107,835      6,866,271
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                 (38,004)      (35,160)     (111,679)     (107,835)    (6,866,271)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
                                            --            --            --            --            3,774
                                      ----------    ----------    ----------    ----------    -----------
                                            --            --            --            --         (257,388)
                                      ----------    ----------    ----------    ----------    -----------

    Loss from continuing operations      (38,004)      (35,160)     (111,679)     (107,835)    (7,133,659)

 Loss from Discontinued Operations          --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------
Net loss                                 (38,004)      (35,160)     (111,679)     (107,835)    (7,555,840)
                                      ==========    ==========    ==========    ==========    ===========
Foreign Currency Translation
 Adjustment                              (13,312)      (20,826)      (38,255)      (25,989)       (96,521)

    Comprehensive  Loss                  (51,216)      (55,986)     (149,934)     (133,824)    (7,662,361)
                                      ==========    ==========    ==========    ==========    ===========

  Loss per weighted average share
   of common stock outstanding -
   basic and diluted                  $    (0.01)   $    (0.01)   $    (0.02)   $    (0.01)
                                      ==========    ==========    ==========    ==========

Weighted average number of common
 shares outstanding during
 period - basic and diluted            9,830,652     9,830,652     9,830,652     9,830,652
                                      ==========    ==========    ==========    ==========


See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD
               FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2007
                                   (UNAUDITED)


                                                     Period from
                                                     January 10,
                                                        1997
                                                     (Inception)    For the Nine Months Ended
                                                         to        --------------------------
                                                      June 30,       June 30,       June 30,
                                                        2007           2007           2006
                                                    -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $(7,555,840)      (111,679)      (107,835)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                      170,505         12,104         12,187
     Officers' compensation capitalized                 100,000           --             --
     Other expenses relating to
      Noveaux acquisition                               261,163           --             --
     Issuance of stock for services                   2,439,300           --             --
     Issuance of stock for licensing fees             2,135,500           --             --
     Issuance of stock for  directors and
      officers compensation                             110,100           --             --
     Issuance of option for note payable                140,000           --             --
     Increase in prepaid expenditure                    (48,976)       (27,467)       (19,070)
     (Decrease) in notes payable                       (140,000)
     Increase in payables and
      current liabilities                               786,320        126,343         50,000
                                                    -----------    -----------    -----------
Net Cash Used in Operating Activities                (1,601,928)          (699)       (64,718)
                                                    -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                            (85,000)          --             --
   Purchase of furniture and equipment                  (48,416)          --             --
   Purchase of treasury stock                           (11,767)          --             --
   Cash acquired in acquisition                         120,272           --             --
                                                    -----------    -----------    -----------
Net Cash Used in Investing Activities                   (13,144)          --             --
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities:

   Proceeds from issue of
    preferred stock series B                             10,000           --             --
   Proceeds from issuance of common stock               689,164           --             --
   Purchase of treasury stock                           (11,767)          --             --
   Proceeds from notes payable                          140,000           --             --
   Proceeds from advances from related parties          431,783            719         64,726
   Proceeds from sale of treasury stock and
    warrants                                             15,000           --             --
   Payment of stockholder's loan                           (272)          --             --
   Proceeds from additional paid in capital             342,108           --             --
                                                    -----------    -----------    -----------
Net Cash Provided by Financing Activities             1,616,016            719         64,726
                                                    -----------    -----------    -----------


Net increase (decrease) in cash                             944             20              8

Cash and equivalents at beginning of period                --              924            906
                                                    -----------    -----------    -----------
Cash and equivalents at end of period               $       944    $       944    $       914
                                                    ===========    ===========    ===========


See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD
               FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2007
                                   (UNAUDITED)








Supplemental Disclosure of Cash Flow Information:
   Issuance of common shares for Noveaux merger     $   106,525    $      --      $      --
                                                    ===========    ===========    ===========
   Issuance of common shares for LifePlan merger    $    50,000    $      --      $      --
                                                    ===========    ===========    ===========
   Preferred B stock dividend                       $    10,000    $      --      $      --
                                                    ===========    ===========    ===========
   Forgiveness of stockholder debt                  $     7,227    $      --      $      --
                                                    ===========    ===========    ===========
   Cancellation of Treasury stock                   $    (8,727)   $      --      $      --
                                                    ===========    ===========    ===========









See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2007.
                                   (UNAUDITED)


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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2006 and 2005, the Company experienced a net loss of $143,476 and $157,621 respectively.

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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended June 2007 and 2006 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

NOTE 2 -  BASIS OF FINANCIAL STAEMANT PRESENTATION.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 June 30,      September 30,
                                                   2007             2006
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (43,320)         (42,779)
                                              -------------    -------------
     Net                                      $       5,096    $       5,637
                                              =============    =============

Depreciation expense for the nine months ended June 30, 2007 and the year ended September 30, 2006, was $541 and $833 respectively

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:

                                                 June 30,      September 30,
                                                   2007             2006
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000
  Less accumulated amortization                    (127,183)        (115,621)
                                              -------------    -------------
     Net                                      $      57,817    $      69,379
                                              =============    =============

Amortization expense for the nine months ended June 30, 2007 and the year ended September 30, 2006, was $11,562 and $15,416 respectively.


NOTE 4 - STOCKHOLDERS' DEFICIT

No shares were issued during the period.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)


NOTE 5  - COMMINTMENTS AND CONTINGENCIES.


     a)   Stock Options.

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

               None of the contingencies had been met at June 30, 2006. The options expire on December 1, 2007


     b) Royalty Payments under Licensing Agreement - The Company has commited to make minimum royalty payments of (pound)50,000 ($80,500) per annum, in advance to the University of Birmingham Research and Development Limited, commencing January 1, 2002. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the the date if this report, the Company had not made any of the above payments.


NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At June 30, 2007, net operating losses of approximately $6,050,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

                                  HIV-VAC, INC.
                  NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company accrued consulting fees to certain controlling stockholders in the amounts of $24,000 for the nine month periods ended June 30, 2007 and $24,000 for the nine months ended June 30, 2006. As of June 30, 2007 and September 30, 2006, the balance due to related party stockholders arising from the normal course of business was $536,963 and $536,244 respectively. The advances were non-interest bearing and due on demand.


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

     c) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and continuing our research. Research and development costs for the three months ended June 30, 2006 increased by $73 from $,4,908 for the three months ended June 30, 2006 to $4,981 for the three months ended June 30, 2007. The reduction in costs was a result of a increase in premises costs. Administrative expenditure decreased $179 from $4,680 for the quarter ended June 30, 2006 to $4,501 for the quarter ended June 30, 2007. The increase in expenditure was mainly due to an increase in subscription costs. Patent fees increased by $2,978 from $21,510 for the quarter ended June 30, 2006 to $24,488 for the quarter ended June 30,2007. The increase was due to a weaker US dollar. We received no interest income during the quarters ended June 30, 2007 and June 30, 2006.

         We incurred a net loss of $38,004 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended June 30, 2007 compared to $35,160 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended June 30, 2006.

         Research and development costs for the nine months ended June 30, 2006 increased by $230 from $14,638 for the nine months ended June 30, 2006 to $ 14,868 for the nine months ended June 30, 2007. The reduction of expenditure was a result of a small reduction in premises costs. General and Administration expenditure increased slightly by $181, from $14,040 for the nine months ended June 30, 2006 to $14,221 for the nine months ended June 30, 2007. Patent fees increased by $3,517 from $66,970 for the quarter ended June 30, 2006 to $70,487 for the quarter ended June 30,2007. The increase was due to a weaker US dollar verses the British pound. We incurred a net loss of $111,679 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the nine months ended June 30, 2007 compared to a loss of $107,835 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the nine months ended June 30, 2006.

          We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to June 30, 2007. We have relied on advances of approximately $536,963 from our principal stockholders, trade payables of approximately $645,849, proceeds of $1,196,272 from the sale of common stock, and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of June 30, 2006, we had $902 of cash and cash equivalents.

         Operations for the nine months ended June 30, 2007 have been financed through payables, and a loan from Intracell Vaccines Limited. We seek additional equity or debt financing of up to $7 million which we plan to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

Item 4. Controls and Procedures.

During the nine months ended June 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of June, 2007. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of June 30, 2007, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended June 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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