Form 10-K
period 2007-09-30
Grupo International Inc
filed 2011-11-02
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
                                       OR

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

Large accelerated filer [ ]     Accelerated filer         [ ]
Non-accelerated filer   [ ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was $10,430,652.

The issuer has two classes of stock with 10,430,652 common shares and 300,000 preferred "B" outstanding as of September 30, 2011.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I
  Item 1.  Business.......................................................    3
  Item 1A. Risk Factors...................................................    8
  Item 1B. Unresolved Staff Comments......................................    8
  Item 2.  Properties.....................................................    8
  Item 3.  Legal Proceedings..............................................    8
  Item 4.  (Removed and Reserved).........................................    8

PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities.............    9
  Item 6.  Selected Financial Data........................................    9
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................    9
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8.  Financial Statements and Supplementary Data....................  F-1
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   13
  Item 9A. Controls and Procedures........................................   13
  Item 9B. Other Information..............................................   13
PART III
  Item 10. Directors, Executive Officers and Corporate Goverance..........   14
  Item 11. Executive Compensation.........................................   15
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management And Related Stockholder Matters....................   15
  Item 13. Certain Relationships and Related Transactions and
            Director Independence.........................................   16
  Item 14. Principal Accounting Fees and Services.........................   17

PART IV
  Item 15. Exhibits, Financial Statement Schedules........................   17
  Item 14. Disclosure Controls and Procedure..............................   18
SIGNATURES................................................................   19

Item 1. Business.

         We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation with Persona as the surviving corporation. We changed our name to HIV-VAC Inc, in March 2000. In September 2010, we changed our name to Grupo International Inc

         Our business is the development and marketing of a proposed vaccine designed to combat HIV/AIDS. This proposed vaccine, which is called NFU.Ac.HIV, was developed by Dr. Gordon Skinner, our director of research, through the University of Birmingham, in the U.K. The proposed vaccine was licensed to Intracell Vaccines Limited from the University of Birmingham in November of 1998, and Intracell in turn entered into an assignment of the license agreement with us in April of 1999. In addition to his position as our Chairman and President, Kevin Murray was the managing Director of Intracell Vaccines Limited. Further, our Director of Research, Dr. Gordon Skinner was a Director of Intracell. Dr. Skinner, Kevin Murray and John Palethorpe, our Vice President, each owned 33.33% of the outstanding shares of the common stock of Intracell until 28 February 2006, at which time they each acquired one third of Intracell Vaccines Ltd's shareholding in the Company. Intracell owned 6,683,244 or 67.97% of the outstanding shares of our outstanding common stock and 10,000 or 100% of our outstanding Series A preferred stock at that time. See security ownership of Certain Beneficial Owners and Management.

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

         We have been unable to secure funding for a phase one human trial. This trial is estimated to require $6 million to complete and is required to demonstrate the safety of the vaccine through the vaccination of approximately 20 healthy individuals. To date, we have had very limited success in raising funds, and if we are unable to raise this amount, we will most likely cease all activity related to our vaccine development and marketing.

         We returned our rights to the vaccine back to the University of Birmingham in December 2007, as the rights to the vaccine expire in 2011, and we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents.

         We plan, subject to funding, to continue development of the vaccine, and believe, that subject to further research, that it could be possible to develop other patents, depending on the outcome of the research.

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

         It is estimated by the AVERT, and aids awareness group estimate that 33 million people are currently HIV /AIDS positive, 2.6 million were infected in 2009, and 1.2 million people died of HIV infection in 2009. It is estimated that
22.5 million of infected persons are located in sub-sahara Africa. It is estimated that 1.5 million residents in North America are infected with the HIV/AIDS virus. Due to all of these factors, HIV-1 has been the principal focus of vaccine development and drug treatment.

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

         Competition. We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine. To our knowledge, most of these efforts have not produced a viable vaccine. AIDSVAX, a product produced by Vaxgen Inc, completed a phase 3 trial in both the United States and Thialand during 2003, where results showed that the candidate vaccines were ineffective. ALVAC, a vaccine produced by Adventis began a trial in Thialand in the Fall of 2003, but results where disappointing. In 2006, AIDSVAX was used in another phase III trial in combination with ALVAC. The trial recruited 16,402 young adults in Thailand, but 2007 results showed that 74 trial candidates who received a placebo became infected compared to 51 who has received the vaccine candidate. A phase IIb trial undertaken by Merck was halted pre-maturely in 2007 when it was determined that the vaccine was not effective. The International AIDS Initiative data base shows that by July 2010, there where 2 phase II, three Phase III and seventeen Phase I on-going trials of preventative HIV vaccine candidates.

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

         Patent Protection. We had previously acquired an assignment of license agreement with Intracell Vaccines Limited, wherby we held exclusive rights to patents owned by the University of Birmingham. For a description of our obligations to the University of Birmingham under our assignment agreement see the caption below License Agreement and Consulting Agreement. These patents describe a method of manufacture of a HIV vaccine owned by the University of Birmingham (see the caption above: Process of Manufacture). We had exclusive rights to use the patents which are protected in Australia, the Netherlands, Germany, Italy, France and Great Britain. In addition, we have the right to use two United States patents owned by the University of Birmingham. The United States patents relate to a method of manufacture of a herpes vaccine. We believed that the United States patents cover all similar methods of manufacture related to the proposed HIV vaccine and would have provided reasonable assistance in enforcing these patents. Because these patents covered the method of manufacture, we believe that the patents cover all strains of the HIV virus. These patents expire in 2011, and as it was unlikely that the Company would be in a position to commercialize the vaccine prior to the expiration of the Patents, it was decided to return the patents to the University in 2008. We believe that it might be possible to make new patent applications on new developments as we continue our vaccine research.


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

         The license agreement with the University of Birmingham that we acquired by assignment from Intracell Vaccines Limited provided for the payment of a minimum royalty to the University of Birmingham of approximately $75,000, commencing on January 1, 2002. Royalties are to be paid as follows:

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

         At year end September 30, 2007, we were in arrears on the payment of license fees due under the license agreement with The University of Birmingham. Under the license agreement, in addition to the above payments, we were required to pay a minimum license fee of approximately $70,000 on January 1, 2002. We did not make that payment. We were also required to pay an additional $70,000 to The University of Birmingham for each of the years beginning January 1, 2003, through January 1, 2007. At 30 September 2007, we owed the University of Birmingham $614,310. We cancelled the license agreement with the University in December 2007.

         We also entered into a consulting agreement with Intracell Vaccines pursuant to which Intracell Vaccines agreed to provide us with research, process science, clinical and regulatory support, primarily by making the services of certain Intracell Vaccines personnel available to us. We reimbursed Intracell Vaccines for all of its costs and expenses relating to the provision of these services. We did not incur any consulting fees from Intracell for the year ended September 30, 2007. We currently owe Intracell Vaccines $457,406 in outstanding consulting fees. The Company ceased using Intracell in June 2005.

Item 1A.  Risk Factors

Not applicable to a smaller reporting company.

Item IB.  Unresolved Staff Comments

         Not applicable.

Item 2. Properties.

         Our administration offices are located in Collingwood, Ontario. The office is provided to us by Kevin Murray. We lease approximately 400 square feet of laboratory space in Moseley, Birmingham, United Kingdom under a lease agreement that terminated in April 2006 and is now on a month to month basis. The laboratory space in Moseley is used for storage of vaccine and limited research development of our proposed vaccine. We do not engage in any aspects of the real estate business.

Item 3. Legal Proceedings.

         We are not a party or subject to any legal proceedings the outcome of which management believes would have a material adverse effect on our financial condition or results of operations.

Item 4. (Removed and Reserved).

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

    a) Market Information. Our common shares trade under the symbol "HIVV" in July 2001. Our common shares ceased trading on the OTCBB on February 19, 2004, because we were unable to maintain our full reporting status requirements for financial reasons. We continued trading on the Pink Sheets since February 20, 2004 under the symbol HIVV. We are unable to retrieve historical data on the trading price of our common stock between 2004 and 2007, but believe that the stock traded in the range of $0.01 and $0.05

    b) Holders. As of September 30, 2007, there were 324 holders of record based on the records of our transfer agent. This number does not include beneficial owners of our common shares, of which we believe there are a substantial number whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

         None

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

Our Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have limited vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and updating our research. As a result, for the fiscal year ended September 30, 2007 and the period from January 10, 1997 (date of inception) to September 30, 2007 we incurred approximately $19,870, and $1,772,368 in research and development costs and $19,455 and $775,082 in general and administrative expenses, respectively. We incurred a net loss of approximately $153,870 or $(.01) per share based on 9,830,652 weighted average shares outstanding for the fiscal year ended September 30, 2007 compared to approximately $7,598,031 or $(1.12) per share based on 6,785,261 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2007.

We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2007 Through September 30, 2007 we have relied on advances of approximately $537,699 from our principal stockholders, trade payables of approximately $655,925, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,684,900 to support our limited operations. As of September 30, 2007, we had approximately $952 of cash and cash equivalents. We seek additional equity or debt financing of up to $7 million which we plan to use for HIV-VAC and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to terminate our operations and liquidate our business (see Note 1 to financial statements).

We terminated our license agreement with the University in December 2007 as we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents in 2011. We plan to continue development of the vaccine and believe that it may be possible to establish new patents, depending on the outcome of our research. Our business plan for the next year, is dependent on raising sufficient funding to implement a Phase I/II trial in the United Kingdom through the application for a CTX exemption with the Medical Control agency. We plan to apply for a CTX exemption using the Clade B strain of the virus. The manufacture of the vaccine will be contracted out to a manufacturer located in either the UK or the USA.

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

We are anticipating that the sources of funds for the intended clinical trials will be the proceeds that we receive from the conversion of the Series B preferred stock. In addition we are looking at other financing methods including finding joint venture partners who might provide substantial funding to the project or the granting of sub-licenses on payment of upfront fees and the payment of on-going royalties on sales. The Company is not currently negotiating with any potential joint venture partners and there can be no assurance that the Company will enter into any joint venture agreements. We are also looking at obtaining government or charitable grants to assist us in our funding.

We are also considering the acquisition of other technologies that might make financing the Company more viable.

Item 8. Financial Statements.


                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
                      AND FROM INCEPTION (JANUARY 10, 1997)
                           THROUGH SEPTEMBER 30, 2007






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                 F-1

Balance Sheets                                                          F-2

Statements of Operations and Comprehensive Loss                         F-3

Statements of Stockholders' Equity (Deficit)                         F-4 - F-10

Statements of Cash Flows                                            F-11 - F-12

Notes to Financial Statements                                       F-13 - F-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
HIV-VAC, Inc.


         We have audited the accompanying balance sheets of HIV-VAC, Inc. (the "Company") as at September 30, 2007 and 2006, and the statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2007, and cumulative from inception (January 10, 1997) through to September 30, 2007, except as explained as follows: we did not audit the cumulative date from January 10, 1997 to September 30, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through September 30, 2001, is based solely on the report of other auditors. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. as at September 30, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States.


                                                      /s/ SF Partnership, LLP


Toronto, Canada                                        CHARTERED ACCOUNTANTS
July 6, 2011

HIV-VAC, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2007 and 2006


                                                         2007           2006
                                     ASSETS
Current
    Cash                                          $       952    $       924
    Prepaid and sundry assets                          24,489         21,510
                                                  -----------    -----------

Total Current Assets                                   25,441         22,434
Furniture and Equipment, Net (Note 3)                   4,915          5,637
Intangible Asset, Net (Note 4)                         53,963         69,379
                                                  -----------    -----------

Total Assets                                      $    84,319    $    97,450
                                                  ===========    ===========


                                LIABILITIES AND
                             STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                              $   665,925    $   511,572
    Accrued liabilities                               148,971        114,971
    Advances from related parties (Note 5)            537,699        536,244
                                                  -----------    -----------

Total Liabilities                                   1,352,595      1,162,787
                                                  -----------    -----------

Stockholders' Deficit

    Preferred stock, $0.01 par value;
     10,000,000 shares authorized
       Series A, non-preferential;
        10,000 issued and outstanding                     100            100
       Series B, convertible, non-preferential;
        300,000 shares issued and outstanding           3,000          3,000

    Common stock, $0.001 par value;
     500,000,000 shares authorized
     9,830,652 shares issued and outstanding            9,831          9,831

    Additional paid in capital                      6,434,160      6,434,160

    Deficit accumulated during the
     development stage                             (7,608,031)    (7,454,161)

    Accumulated other comprehensive loss             (107,336)       (58,267)
                                                  -----------    -----------

Total Stockholders' Deficit                        (1,268,276)    (1,065,337)
                                                  -----------    -----------

Total Liabilities and Stockholders' Deficit       $    84,319    $    97,450
                                                  ===========    ===========

Commitments and Contingencies (Note 7)




  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
Years Ended September 30, 2007 and 2006 and for the Period from January 10, 1997 (Inception) to September 30, 2007

                                                                                Cumulative
                                                                                      from
                                                                               January 10,
                                                                                      1997
                                                                            (Inception) to
                                                                             September 30,
                                                     2007           2006              2007
Expenses
    Royalty fees                              $    98,407    $    88,480    $    2,020,750
    Research and development costs                 19,870         19,546         1,772,368
    General and administrative                     19,455         19,200           775,082
    Depreciation and amortization                  16,138         16,250           174,539
    Legal fees                                       --             --           1,500,028
    Licensing fees                                   --             --             635,500
    Loss from disposal of assets                     --             --              30,195
                                              -----------    -----------    --------------

                                                  153,870        143,476         6,908,462
                                              -----------    -----------    --------------

Loss from Operations                             (153,870)      (143,476)       (6,908,462)
                                              -----------    -----------    --------------

Other Income (Expense)
    Other expenses                                   --             --            (261,162)
    Other income                                     --             --               3,774
                                              -----------    -----------    --------------

Total Other Expense                                  --             --            (257,388)
                                              -----------    -----------    --------------

Loss from Continuing Operations                  (153,870)      (143,476)       (7,165,850)

Loss from Discontinued Operations                    --             --            (432,181)
                                              -----------    -----------    --------------

Net Loss                                         (153,870)      (143,476)       (7,598,031)

    Foreign currency translation adjustment       (49,069)       (32,082)         (107,336)
                                              -----------    -----------    --------------

Comprehensive Loss                            $  (202,939)   $  (175,558)   $   (7,705,367)
                                              ===========    ===========    ==============

Weighted average number of shares
 outstanding - basic and diluted                9,830,652      9,830,652
                                              ===========    ===========

Loss per weighted average number of
shares outstanding - basic and diluted        $     (0.02)   $     (0.01)
                                              ===========    ===========




  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2007


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2007

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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2007


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2007

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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2007


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
   - September 30, 2002        10,000  $      100     1,000,000  $      10,000    7,816,668  $       7,817
Shares issued for to
 directors and officers          --          --            --             --        300,000            300
Shares issued for debt           --          --            --             --      1,290,000          1,290
Net loss                         --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2003   10,000  $      100     1,000,000  $      10,000    9,406,668  $       9,407
                             ========  ==========  ============  =============  ===========  =============

Net Loss                         --    $     --            --    $        --           --    $        --
Other comprehensive loss         --          --            --             --           --             --
Shares issued for services       --          --            --             --        425,000            425
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2004   10,000  $      100     1,000,000  $      10,000    9,831,668  $       9,832
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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2007


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
   - September 30, 2004        10,000  $      100     1,000,000  $      10,000    9,831,668  $       9,832
Cancellation of
 Treasury Stock                  --          --        (700,000)        (7,000)      (1,016)            (1)
Net Loss                         --          --            --             --           --             --
Other comprehensive income       --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2005   10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============



Balance carried forward
 - September 30, 2005          10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
Net Loss                         --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2006   10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
   - September 30, 2004      $ (8,767) $6,435,926  $       --    $     (40,899) $(7,153,064) $    (746,872)
Cancellation of
 Treasury Stock                 8,767      (1,766)         --             --           --             --
Net Loss                         --          --            --             --       (157,621)      (157,621)
Other comprehensive income       --          --            --           14,714         --           14,714
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2005 $   --    $6,434,160  $       --    $     (26,185) $(7,310,685) $    (889,779)
                             ========  ==========  ============  =============  ===========  =============



Balance carried forward
 - September 30, 2005        $   --    $6,434,160  $       --    $     (26,185) $(7,310,685) $    (889,779)
Net Loss                         --          --            --             --       (143,476)      (143,476)
Other comprehensive loss         --          --            --          (32,082)        --          (32,082)
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2006 $   --    $6,434,160  $       --    $     (58,267) $(7,454,161) $  (1,065,337)
                             ========  ==========  ============  =============  ===========  =============




  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2007


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2006          10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
Net loss                         --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2007   10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2006        $   --    $6,434,160  $       --    $     (58,267) $(7,454,161) $  (1,065,337)
Net loss                         --          --            --             --       (153,870)      (153,870)
Other comprehensive loss         --          --            --          (49,069)        --          (49,069)
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2007 $   --    $6,434,160  $       --    $    (107,336) $(7,608,031) $  (1,268,276)
                             ========  ==========  ============  =============  ===========  =============






  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2007 and 2006 and for the Period from January 10, 1997 (Inception) to September 30, 2007

                                                                                       Cumulative
                                                                                             from
                                                                                      January 10,
                                                                                             1997
                                                                                   (Inception) to
                                                                                    September 30,
                                                             2007           2006             2007
Cash Flows from Operating Activities
    Net loss                                          $  (153,870)   $  (143,476)   $  (7,598,031)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Amortization and depreciation                       16,138         16,250          174,539
       Officers' compensation capitalized                    --             --            100,000
       Other expenses relating to Noveaux
        and Lifeplan acquisition                             --             --            261,163
       Issuance of stock for licensing fees                  --             --          2,135,500
       Issuance of stock to directors and
        officers' compensation                               --             --            110,100
       Issuance of option for note payable, current          --             --            140,000
       Issuance of stock for services                        --             --          2,439,300
       Decrease in notes payable                             --             --           (140,000)
       (Increase) decrease in prepaid expenses             (2,979)         2,440          (24,489)
       Increase in accounts payable                       105,284         89,604          545,111
       Increase in accrued liabilities                     34,000         34,000          148,971
                                                      -----------    -----------    -------------
Net Cash Used in Operating Activities                      (1,427)        (1,182)      (1,707,836)
                                                      -----------    -----------    -------------


Cash Flows from Investing Activities
    Purchase of license rights                               --             --            (85,000)
    Purchase of furniture and equipment                      --             --            (48,416)
    Cash acquired in acquisition                             --             --            120,272
                                                      -----------    -----------    -------------
Net Cash Used in Investing Activities                        --             --            (13,144)
                                                      -----------    -----------    -------------

Cash Flows from Financing Activities
    Proceeds from issue of preferred stock series B          --             --             10,000
    Proceeds from issuance of common stock                   --             --            689,164
    Purchase of treasury stock                               --             --            (11,767)
    Proceeds from notes payable                              --             --            140,000
    Proceeds from sale of treasury
     stock and warrants                                      --             --             15,000
    Proceeds from advances from related parties             1,455          1,200          537,699
    Payment of stockholder's loan                            --             --               (272)
    Proceeds from additional paid in capital                 --             --            342,108
                                                      -----------    -----------    -------------
Net Cash Provided by Financing Activities                   1,455          1,200        1,721,932
                                                      -----------    -----------    -------------

Net Increase in Cash                                           28             18              952

Cash - Beginning of Year                                      924            906             --
                                                      -----------    -----------    -------------

Cash - End of Year                                    $       952    $       924    $         952
                                                      ===========    ===========    =============





  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC
(A Development Stage Company)
Statements of Cash Flows (Continued)
Years Ended September 30, 2007 and 2006 and for the Period from January 10, 1997 (Inception) to September 30, 2007


                                                                                       Cumulative
                                                                                             from
                                                                                      January 10,
                                                                                             1997
                                                                                   (Inception) to
                                                                                    September 30,
                                                             2007           2006             2007
Supplemental Disclosure of Cash Flow Information

Non Cash Transactions:
    Issuance of common shares for Noveaux merger      $      --      $      --      $     106,525
                                                      ===========    ===========    =============
    Issuance of common shares for Lifeplan merger     $      --      $      --      $      50,000
                                                      ===========    ===========    =============
    Preferred B stock dividend                        $      --      $      --      $      10,000
                                                      ===========    ===========    =============
    Forgiveness of stockholder debt                   $      --      $      --      $       7,227
                                                      ===========    ===========    =============
    Cancellation of Treasury Stock                    $      --      $      --      $      (8,767)
                                                      ===========    ===========    =============










  (The accompanying notes are an integral part of these financial statements.)

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


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


3.    Furniture and Equipment, Net

                                                  2007                     2006
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      Furniture and equipment  $  48,416  $     43,501  $  48,416  $     42,779
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $      4,915             $      5,637
                                          ------------             ------------

      Depreciation expenses for the years ended September 30, 2007 and 2006 were $722 and $834, respectively.


4.    Intangible Asset, Net

                                                  2007                     2006
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      License                  $ 185,000  $    131,037  $ 185,000  $    115,621
                               ---------  ------------  ---------  ------------

      Net carrying amount                 $     53,963             $     69,379
                                          ------------             ------------

      The License Agreement was terminated effective December 01, 2007. See Note 12 (a).

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


5.    Advances From Related Parties

                                                             2007          2006


      Intracell                                      $    457,406  $    457,406
      Directors and officers of the Company                80,293        78,838
                                                     ------------  ------------

                                                     $    537,699  $    536,244
                                                     ============  ============

      Intracell is a related party to the Company by virtue of the Company's controlling shareholders owning Intracell.

      These advances are non-interest bearing, unsecured and have no specified terms for repayment.


6.    Stockholders' Equity (Deficit))

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


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

            The options expired on September 1, 2007. No milestones had been previously met.

      b) Royalty Payments under Licensing Agreement - The Company has committed to make minimum royalty payments of (pound)50,000 ($102,093) per annum. The minimum payments will remain in effect for the duration of the utilization of the patents. As of the year end, the Company had not made the above payments and owes cumulative royalties of (pound)300,000 or $614,310 (2006 - (pound)250,000 or
            $468,150).

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


8.    Income Taxes
                                                             2007          2006

      Temporary differences                          $     14,355  $     14,117
      Loss carryforwards                                2,095,867     2,050,177
      Allowance for valuation                          (2,110,222)   (2,064,294)
                                                     ------------  ------------

                                                     $       --    $       --
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


9.    Related Party Transactions

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                             2007          2006

      Directors and officers compensation            $     32,000  $     32,000
                                                     ============  ============


10.   Financial Instruments

      a)    Fair Value

            The carrying amount of cash, accounts payable, accrued liabilities, and advances from related parties approximate fair values due to the short term nature of these items.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 66% of expenses for the year ended are denominated in U.K pound (2006 - 64% of expenses). As at September 30, 2007, 29% of assets and 49% of liabilities are originally denominated in U.K. pound (2006 - 22% of assets and 44% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2007 and 2006


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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer has concluded that the disclosure controls and procedures were not effective as of September 30, 2007. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of September 30, 2007, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended September 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

                                    PART III

Item 10. Director's And Executive Officers Promoters and Corporate Goverance. Directors and Executive Officers

Our directors and executive officers at 30 September 2007 were as follows

NAME                        AGE        POSITION
--------                    ---        --------
Kevin W Murray              54         Chairman of the Board, President and CEO
Gordon R B Skinner          64         Director, Director of Research
Sally Del Principe          52         Director,
John Palethorpe             63         Vice President

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

         Conflicts of Interest

         Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Kevin Murray, our president, director and CEO, and Dr. Gordon Skinner, our director of research are also officers and directors and each holders of 33% of the outstanding common stock of Intracell Vaccines Limited.. In addition, John Palethorpe, our vice president is also a holder of 33% of the outstanding common stock of Intracell Vaccines Limited. Our management, together, both directly and indirectly, hold 75.63% of our common stock and 100% of our Series "A" preferred shares. There can be no assurance that management will resolve all conflicts of interest in favor of HIV-VAC. Failure of management to conduct HIV-VAC's business in its best interest.

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

Item 11. Executive Compensation.

         As of the fiscal year ended September 30, 2007, our executive officers have received or accrued compensation from us as follows:

                        Annual Compensation      Long Term Compensation
                        -------------------      ----------------------
                                                          Stock Awards
                         Fiscal                            and Other
Name and Position         Year      Salary       Bonus    Compensation
Kevin Murray              2005    $  10,750      $  -       $      -
Chairman and CEO          2006    $  16,000      $  -       $      -
                          2007    $  16,000      $  -       $      -

Dr. Gordon Skinner        2005    $  10,750      $  -       $      -
Director, Director of     2006    $  16,000      $  -       $      -
Research                  2007    $  16,000      $  -       $      -

Sally Del Principe        2005    $  -           $  -       $      -
Director and CFO          2006    $  -           $  -       $      -
                          2007    $  -           $  -       $      -

John Palethorpe           2005    $  -           $  -       $      -
Vice President            2006    $  -           $  -       $      -
                          2007    $  -           $  -       $      -

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


Item 12. Security Ownership Of Certain Beneficial Owners And Management and related stockholder matters.

         The following chart sets forth certain information with respect to the beneficial ownership of the common stock and the Series A preferred stock of the Company as of September 30, 2007: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of September 30, 2007, the Company had 9,830,652 shares of common stock outstanding, 10,000 Series A preferred shares outstanding and 1,000,000 Series B preferred shares outstanding.


                                                                             Percentage
Name and Address                 Title of Class               # of shares    of Class
----------------                 --------------               -----------    ----------
Kevin W. Murray                  Common Stock                 2,445,098(1)      24.86%
12 Harben Court
Collingwood, Ontario Canada      Series A Preferred Stock         3,333(1)      33.33%
L9Y 4L8

Gordon Skinner                   Common Stock                 2,445,098(1)      24.86%
Harborough Banks
Old Lapworth Rd                  Series A Preferred Stock         3,333(1)      33.33%
Solihill B94 6Ld
United Kingdom

John Palethorpe                  Common Stock                 2,445,098(1)      24.86%
Knoll Hill
Belbroughton Road                Series A Preferred Stock         3,333(1)      33.33%
Blakedown, Kidderminster
9YLD 3LN
United Kingdom

Sally Del Principe               Common Stock                   100,000(1)       1.02%
Sunny Bank House
32 Moorhall Lane
Stourport on Severn
Worcestershire
DY13 8RB
United Kingdom

Directors and Officers           Common Stock                 7,435,294         75.62%
as a Group                       Series A Preferred Stock        10,000           100%

Tradebay Investments Ltd.        Common Stock                 3,000,000(1)      30.51%

-------------------------------------------
(1) Director or officer of the Company
(2) Consists of 3,000,000 common shares issuable upon the conversion of Series B preferred stock held by Tradebay Investments. Rosemary Hunter was the sole Officer and Director of Tradebay Investments Ltd.

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

         On February 28, 2006, Messers Murray, Skinner and Palethorpe acquired all of Intracell's shareholdings in equal proportions..

Director Independence. The Company's board of directors at September 30, 2006, consists of Kevin W. Murray, Gordon Skinner and Sally del Principe. Mr. Murray and Dr Skinner are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the year ended September 30, 2007, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We paid aggregate fees and expenses of approximately $2,000 and $2,000, respectively, during 2006 and 2007, respectively, for work completed for our annual audits.

Tax Fees. We did not incur any aggregate tax fees and expenses from S F Partnership LLP for the years September 30, 2006 and 2007, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from S F Partnership LLP during 2006 and 2007.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the years ended September 30, 2006 and 2007 were approved by the board of directors pursuant to its policies and procedures.


Item 15. Exhibits, Financial Statement Schedules

     (a) Exhibits:
     (a)(1) List of Financial statements included in Part II hereof

     Balance Sheets, September 30, 2007 and 2006
     Statements of Operations for the years ended September 30, 2007 and 2006 Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2007 and 2006 Statements of Cash Flows for the years ended September 30, 2007 and 2006 Notes to the Financial Statements

     (a)(2)  List of Financial Statement schedules included in Part IV hereof:
             None
     (a)(3)  Exhibits

  Exhibit
  Number      Description
  -------     -----------

    3.1 Articles of Incorporation, filed as Exhibit to the Form 10-QSB filed May 16, 2000.
    3.2 Amended Articles of Incorporation, filed as Exhibit to the Form 10-QSB filed August 14, 2001.
    3.3       By-laws, filed as Exhibit to Form 10-QSB filed May 16, 2000.
    3.4 Certificate of Amendment to Certificate of Incorporation, dated as of May 15, 2001, filed as Exhibit to the Form 10-QSB filed August 14, 2001.
   10.1 License agreement between University of Birmingham and Intracell Vaccines Ltd dated November 5, 1998, filed as and Exhibit to the Amended Form 10-KSB filed Oct 22, 2002.
   10.2 License Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd., filed as an Exhibit to the Registration Statement on Form SB-2 filed August 22, 2001.
   10.3 Consulting Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd., filed as and Exhibit to the Registration Statement on Form SB-2 filed August 22, 2001.
   10.4 Extension of Consulting Agreement between HIV-VAC, Inc. and Intracell Vaccines Ltd. dated June 1, 2002, filed herewith.
   10.5 Debt Settlement Agreement between HIV-VAC, Inc. and Sheldon Cohen filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
   10.6 Debt Settlement Agreement between HIV-VAC, Inc. and Irwin Rapoport, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
   10.7 Debt Settlement Agreement between HIV-VAC, Inc. and Lina Fedko, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
   10.8 Debt Settlement Agreement between HIV-VAC, Inc. and Cliff Bodden, filed as Exhibit to Form S-8 POS filed Oct 31, 2002.
   10.9 Subscription Agreement between HIV-VAC, Inc. and Tradebay Investments, Inc. dated July 29, 2002 filed January 13, 2003.
   10.10 Stock Option Agreement between HIV-VAC, Inc. and Trinity Funding, Inc., dated September 2, 2002, filed January 13, 2003.
   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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