Form 10-Q
period 2008-03-31
Grupo International Inc
filed 2011-11-02
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                       OR

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

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF MARCH 31, 2008 (UNAUDITED)                          3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND
            SIX MONTHS ENDED MARCH 31, 2008 AND 2007 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2008 (UNAUDITED)                                   4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED MARCH 31, 2008 AND 2007 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2008 (UNAUDITED)                                  5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)            7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        12
        AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK            13

ITEM 4. CONTROLS AND PROCEDURES                                          13

PART II-- OTHER INFORMATION                                              15

ITEM 1. LEGAL PROCEEDINGS                                                15

ITEM 1A RISK FACTORS                                                     15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  15

ITEM 4. REMOVED OR RESERVED                                              15

ITEM 5. OTHER INFORMATION                                                15

ITEM 6. EXHIBITS                                                         15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS
                                                    March 31,     September 30,
                                                      2008             2007
                                                 -------------    -------------
Current Assets
  Cash and equivalents                           $         944    $         952
  Prepaid expenditure                                     --             24,489
                                                 -------------    -------------
     Total current assets                                 --             25,441
                                                 -------------    -------------

Furniture and equipment, net                             4,603            4,915
                                                 -------------    -------------
Other Assets
  Intangible assets, net                                  --             53,963
                                                 -------------    -------------
Total assets                                     $       5,547    $      84,319
                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
     Accounts payable                                   99,962          665,925
     Accrued Liabilities                               165,971          148,971
     Related parties                                   538,058          537,699
                                                 -------------    -------------
     Total Current Liabilities                         803,991    $   1,352,595
                                                 -------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and outstanding                       100              100
      Series B, convertible, non-preferential;
       1,000,000 and -0- shares issued and
       outstanding, respectively                         3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,830,652 and 9,830,652 shares issued and
    outstanding, respectively                            9,831            9,831
   Additional paid in capital                        6,434,160        6,434,160
   Deficit accumulated during the
    development stage                               (7,140,173)      (7,608,031)

   Accumulated other comprehensive loss               (105,362)        (107,336)
                                                 -------------    -------------
    Total stockholders' equity (deficit)              (798,444)      (1,268,276)
                                                 -------------    -------------
     Total liabilities and stockholders'
      equity (deficit)                           $       5,547    $      84,319
                                                 =============    =============



See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                          Three Months Ended         Six Months Ending        (Inception)
                                      ------------------------    ------------------------        to
                                       March 31,     March 31,     March 31,     March 31,     March 31,
                                         2008          2007          2008          2007          2008
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  Patent fees                               --          24,489        24,489        45,998      2,045,240
  Research and development costs           4,998         4,979        10,022         9,887      1,782,389
  General and administrative               4,680         5,040         9,360         9,721        784,442
  Depreciation and amortization              156         4,034        54,276         8,069        228,815
  Legal fees                                --            --            --            --        1,500,028
  Licensing fees                            --            --            --            --          635,500
  Loss on disposal of assets                --            --            --            --           30,195
                                      ----------    ----------    ----------    ----------    -----------
                                           9,834        38,542        98,147        73,675     (7,006,609)
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                  (9,834)      (38,542)      (98,147)      (73,675)    (7,006,609)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
  Other income                              --            --         566,005          --          569,779
                                      ----------    ----------    ----------    ----------    -----------
    Total other income (expense)            --            --            --            --          308,617
                                      ----------    ----------    ----------    ----------    -----------
    Loss from continuing operations       (9,834)      (38,542)      467,858       (73,675)    (6,697,992)
Loss from Discontinued Operations           --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------
    Net loss                              (9,834)      (38,542)      467,858       (73,675)    (7,130,173)
                                      ==========    ==========    ==========    ==========    ===========

  Foreign Currency
   Translation Adjustment                    111        (1,236)        1,974       (61,152)      (107,336)
                                      ----------    ----------    ----------    ----------    -----------

  Comprehensive Loss                      (9,723)      (39,778)      469,832      (134,827)    (7,237,508)
                                      ==========    ==========    ==========    ==========    ===========

  Loss per weighted average number
   of Shares outstanding - basic
   and diluted                              0.00          0.00          0.05          0.01
                                      ----------    ----------    ----------    ----------

Weighted average number of common
 shares outstanding during
 period - basic and diluted            9,830,652     9,830,652     9,830,652     9,830,652
                                      ==========    ==========    ==========    ==========


See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED)

                                                    Period from
                                                    January 10,
                                                        1997
                                                    (Inception)     For the Six Months Ended
                                                         to        --------------------------
                                                      March 31,      March 31,      March 31,
                                                        2008           2008           2007
                                                    -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net profit (loss)                                 $(7,130,173)   $   467,858    $   (73,675)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                      174,842            313          8,069
     Officers' compensation capitalized                 100,000           --             --
     Other expenses relating to
      Noveaux acquisition                               261,163           --             --
     Issuance of stock for services                   2,439,300
     Issuance of stock for licensing fees             2,135,500           --             --
     Issuance of stock for directors and
      officers compensation                             110,100           --             --
     Issuance of stock for note payable                 140,000           --             --
     Gain on forgiveness of debt                       (566,005)      (566,005)          --
     Decrease in prepaid expenditure                       --           24,489        (51,936)
     Write-down of intangible asset                      53,963         53,963           --
     (Decrease) in notes payable                       (140,000)          --             --
     Increase in accrued liabilities                    713,095         19,019         91,759
                                                    -----------    -----------    -----------
Net Cash Used in Operating Activities                (1,708,203)          (367)          (840)
                                                    -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                            (85,000)          --             --
   Purchase of furniture and equipment                  (48,416)          --             --
   Cash acquired in acquisition                         120,272           --             --
                                                    -----------    -----------    -----------
Net Cash Used in Investing Activities                   (13,144)          --             --
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of
    preferred stock series B                             10,000           --             --
   Proceeds from issuance of common stock               689,164           --             --
   Purchase of treasury stock                           (11,767)          --             --
   Proceeds from notes payable                          140,000           --             --
   Proceeds from advances from related parties          538,058            359            719
   Proceeds from sale of treasury stock
    and warrants                                         15,000           --             --
   Payment of stockholder's loan                           (272)          --             --
   Proceeds from additional paid in capital             342,108           --             --
                                                    -----------    -----------    -----------
Net Cash Provided by Financing Activities             1,722,291            359            719
                                                    -----------    -----------    -----------

Net increase (decrease) in cash                             944             (8)          (121)

Cash and equivalents at beginning of period                --              952            924
                                                    -----------    -----------    -----------
Cash and equivalents at end of period               $       944    $       944    $       803
                                                    ===========    ===========    ===========


See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED)

                                                    Period from
                                                    January 10,
                                                        1997
                                                    (Inception)     For the Six Months Ended
                                                         to        --------------------------
                                                      March 31,      March 31,      March 31,
                                                        2008           2008           2007
                                                    -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

   Issuance of common shares for Noveaux merger     $   106,525    $      --      $      --
                                                    ===========    ===========    ===========
   Issuance of common shares for LifePlan merger    $    50,000    $      --      $      --
                                                    ===========    ===========    ===========
   Preferred B stock dividend                       $    10,000    $      --      $      --
                                                    ===========    ===========    ===========
   Forgiveness of stockholder debt                  $     7,227    $      --      $      --
                                                    ===========    ===========    ===========
   Cancellation of treasury stock                   $    (8,767)   $      --      $      --
                                                    ===========    ===========    ===========





See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008.
                                   (UNAUDITED)


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

Intangible Assets: Intangible assets consist of licensing rights. The licensing rights were amortized using the straight-line method over the remaining estimated economic useful life of 12 years commencing April 1999. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The company returned the licensing rights to the licensor in December 2001. The Company recognized an impairment loss for the book value of the intangible asset at that time.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended March 31, 2008 and 2007.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended March 31 2008, and 2007 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2008             2007
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (43,813)         (43,501)
                                              -------------    -------------
     Net                                      $       4,603    $       4,915
                                              =============    =============

Depreciation expense for the six months ended March 31, 2008 and the year ended September 30, 2007, was $313 and $722 respectively

NOTE 3 - INTANGIBLE ASSETS Intangible Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2008             2007
                                              -------------    -------------
  Licensing Rights                            $     185,000    $     185,000

  Less accumulated amortization                    (185,000)        (131,037)
                                              -------------    -------------
     Net                                      $           0    $      53,963
                                              =============    =============

Amortization expense for the six months ended March 31, 2008 and the year ended September 30, 2007, was $53,963 and $15,416 respectively. The licensing rights were returned to the Licensor on December 01, 2007

                                  HIV-VAC, INC.

NOTE 4  - LICENSING AGREEMENT

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

The Company failed to attract financing as agreed under the agreement with Intracell Vaccine Ltd, and on August 7, 2001 the Company amended the agreement with Intracell , whereby Intracell agreed to waive its right to terminate the assignment of license agreement provided that the Company issue an additional 3,000,000 of its common shares to Intracell and 7,500,000 options to purchase shares of common stock of the Company. Such options vest in blocks of 2,500,000 upon the occurrence of certain events. The market value of the shares issued to Intracell which amounted to $1.5 million was expensed to patent fees.

The license agreement was mutually terminated on December 01, 2007. Under the termination agreement, the license holder agreed to waive past royalty payments outstanding in the amount of $566,005. The Company is committed to pay the licensor a cancellation fee of $47,741 when funds become available.


NOTE 5 - STOCKHOLDERS' EQUITY

No stock was issued during the reporting period.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Royalty Payments under Licensing Agreement - The Company terminated the license agreement with the University of Birmingham in December 2007. Under the termination agreement, the licensor agreed to forgo $ 566,005 in license fees. The Company is committed to pay the licensor $ when funds become available.

                                  HIV-VAC, INC.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At March 31, 2008, net operating losses of approximately $6,000,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company accrued consulting fees to certain controlling stockholders in the amounts of $16,000 for the six month period ended March 31, 2008 and $16,000 for the six month period ended March 31, 2007. As of March 31, 2008 and September 30, 2007, the balance due to related party stockholders arising from the normal course of business was $538,058 and $537,669 respectively.


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

      b) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and researching our proposed vaccine. We have been unable to raise sufficient working capital to commence trials. Research and development costs for the three months ended March 31, 2008 increased by $19 from $4,979 for the three months ended March 31, 2007 to $4,998 for the three months ended March 31, 2008. Administrative expenditure reduced by $360 from $5,040 for the quarter ended March 31, 2007 to $4,680 for the quarter ended March 31, 2008. The decrease was due to a decrease in subscription costs. Patent costs decreased from $24,489 to $0 due to the termination of the licence agreement in 2007. The Company received no interest income during the quarters ended March 31, 2008 and March 31, 2007. We incurred a net loss of $9,834 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2008 compared to a loss of $38,542 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2007. Research and development costs for the six months ended March 31, 2008 increased by $135 from $9,887 for the six months ended March 31, 2007 to $10,022 for the six months ended March 31, 2008. The increase in expenditure was a result of increased premises costs. General and Administration expenditure for the six months ended March 31, 2008 reduced by $361 from $9,721 for the six months ended March 31, 2007 to $9,360 for the six months ended March 31, 2008 due to a reduction in subscription costs. Other income reflects a gain of $566,005 from the recoupment of patent costs under our termination of our license agreement. We incurred a net gian of $467,858 or $(0.05) per share based on 9,830,652 weighted average shares outstanding for the six months ended March 31, 2008 compared to a loss of $73,675 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2007. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to March 31, 2007. We have relied on advances of approximately $538,058 from our principal stockholders, trade payables of approximately $547,124, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of March 31, 2008, we had approximately $944 of cash and cash equivalents. Operations for the six months ended March 31, 2008 have been financed through a loan from Intracell Vaccines Limited, and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see
Note 1 to financial statements).

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

Item 4. Controls and Procedures.

During the six months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of March31, 2008. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of March 31, 2008, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended March 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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