Form 10-Q
period 2008-06-30
Grupo International Inc
filed 2011-11-02
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008
                                       OR

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

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET AS OF JUNE 30, 2008 (UNAUDITED)            3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND
            SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION)
            TO JUNE 30, 2008 (UNAUDITED)                                    4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION)
            TO JUNE 30, 2008 (UNAUDITED)                                   5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-10

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           11
        AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK               13

ITEM 4. CONTROLS AND PROCEDURES                                             13

PART II-- OTHER INFORMATION                                                 15

ITEM 1. LEGAL PROCEEDINGS                                                   15

ITEM 1A RISK FACTORS                                                        15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4. REMOVED OR RESERVED                                                 15

ITEM 5. OTHER INFORMATION                                                   15

ITEM 6. EXHIBITS                                                            15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Unaudited)
                                     ASSETS
                                                     June 30,      September 30,
                                                       2008             2007
                                                   ------------    ------------
Current Assets
  Cash and equivalents                             $        944    $        952
  Prepaid expenditure & Sundry Assets                      --            24,489
                                                   ------------    ------------
     Total current assets                                   944          25,441
                                                   ------------    ------------

Furniture and Equipment, Net (Note 3)                     4,447           4,915
                                                   ------------    ------------
Other Assets
  Intangible assets, net (Note 4)                          --            53,963
                                                   ------------    ------------
Total assets                                       $      5,391    $     84,319
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts Payable                                   100,952         665,925
     Accrued Liabilities                                174,471         148,971
     Related Parties (Note 8)                           538,238         537,699
                                                   ------------    ------------
     Total Current Liabilities                     $    813,661    $  1,352,596
                                                   ------------    ------------
Stockholders' Deficit
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and outstanding                        100             100
      Series B, convertible, non-preferential;
       1,000,000 and 1,000.000 shares issued
       and outstanding, respectively                      3,000           3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized; 9,830,652
     shares issued and outstanding, respectively          9,831           9,831
   Additional paid in capital                         6,434,160       6,434,160
   Deficit accumulated during the
    development stage                                (7,149,999)     (7,608,031)
   Accumulated other comprehensive loss                (105,362)       (107,336)
                                                   ------------    ------------
    Total stockholders' deficit                        (808,270)     (1,268,276)
                                                   ------------    ------------
     Total liabilities and stockholders' deficit   $      5,391    $     84,320
                                                   ============    ============



See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS ENDED JUNE 30, 2008 & 2007, THE NINE MONTHS ENDED
                  JUNE 30, 2008 & 2007 AND FOR THE PERIOD FROM
            JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                         Three Months Ended          Nine Months Ending       (Inception)
                                      ------------------------    ------------------------        to
                                       June 30,      June 30,      June 30,      June 30,      June 30,
                                         2008          2007          2008          2007          2008
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  Patent fees                               --          24,488        24,489        70,487      2,045,239
  Research and development costs           4,990         4,981        15,012        14,868      1,787,380
  General and administrative               4,680         4,501        14,040        14,221        789,122
  Depreciation and amortization              156         4,034        54,432        12,103        228,971
  Legal fees                                --            --            --            --        1,500,028
  Licensing fees                            --            --            --            --          635,500
  Loss on disposal of assets                --            --            --            --           30,195
                                      ----------    ----------    ----------    ----------    -----------
                                           9,826        38,004       107,973       111,679      7,016,435
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                  (9,826)      (38,004)     (107,973)     (111,679)    (7,016,435)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
  Other Income                              --            --         566,005          --          569,779
                                      ----------    ----------    ----------    ----------    -----------
                                            --            --            --            --          308,617
                                      ----------    ----------    ----------    ----------    -----------

  Loss from continuing operations         (9,826)      (38,004)      458,032      (111,679)    (6,707,818)
  Loss from Discontinued Operations         --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------
  Net loss                                (9,826)      (38,004)      458,032      (111,679)    (7,139,999)
                                      ==========    ==========    ==========    ==========    ===========

  Foreign Currency Translation
   Adjustment                              (--)        (13,312)        1,974       (38,255)      (105,362)

  Comprehensive  Loss                     (9,826)      (51,216)     (460,006)     (149,934)    (7,245,361)
                                      ==========    ==========    ==========    ==========    ===========

  Loss per weighted average share
   of common stock outstanding -
   basic and diluted                  $    (0.00)   $    (0.00)   $    (0.05)   $    (0.02)
                                      ==========    ==========    ==========    ==========

Weighted average number of common
 shares outstanding during
 period - basic and diluted            9,830,652     9,830,652     9,830,652     9,830,652
                                      ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)


                                                     Period from
                                                     January 10,
                                                        1997
                                                     (Inception)    For the Nine Months Ended
                                                         to        --------------------------
                                                      June 30,       June 30,       June 30,
                                                        2008           2008           2007
                                                    -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                          $(7,139,999)       458,032       (111,679)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                      175,009            470         12,104
     Officers' compensation capitalized                 100,000           --             --
     Other expenses relating to
      Noveaux acquisition                               261,163           --             --
     Issuance of stock for services                   2,439,300           --             --
     Issuance of stock for licensing fees             2,135,500           --             --
     Issuance of stock for  directors and
      officers compensation                             110,100           --             --
     Issuance of option for note payable                140,000           --             --
     Increase  in prepaid expenditure                      --           24,489        (27,467)
     Gain on forgiveness of debt                       (566,005)      (566,005)          --
     (Decrease) in notes payable                       (140,000)          --             --
     Write-down of intangible asset                      53,963         53,963           --
     Increase in current liabilities                    722,586         28,503        126,343
                                                    -----------    -----------    -----------
Net Cash Used in Operating Activities                (1,708,383)          (548)          (699)
                                                    -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                            (85,000)          --             --
   Purchase of furniture and equipment                  (48,416)          --             --
   Cash acquired in acquisition                         120,272           --             --
                                                    -----------    -----------    -----------
Net Cash Used in Investing Activities                   (13,144)          --             --
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities:

   Proceeds from issue of preferred
    stock series B                                       10,000           --             --
   Proceeds from issuance of common stock               689,164           --             --
   Purchase of treasury stock                           (11,767)          --             --
   Proceeds from notes payable                          140,000           --             --
   Proceeds from advances from related parties          538,238            539            719
   Proceeds from sale of treasury stock and
   warrants                                              15,000           --             --
   Payment of stockholder's loan                           (272)          --             --
   Proceeds from additional paid in capital             342,108           --             --
                                                    -----------    -----------    -----------
Net Cash Provided by Financing Activities             1,722,471            539            719
                                                    -----------    -----------    -----------


Net increase (decrease) in cash                             944             (8)            20
Cash and equivalents at beginning of period                --              952            924
                                                    -----------    -----------    -----------
Cash and equivalents at end of period               $       944    $       944    $       944
                                                    ===========    ===========    ===========


See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)


                                                     Period from
                                                     January 10,
                                                        1997
                                                     (Inception)    For the Nine Months Ended
                                                         to        --------------------------
                                                      June 30,       June 30,       June 30,
                                                        2008           2008           2007
                                                    -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
   Issuance of common shares for Noveaux merger     $   106,525    $      --      $      --
                                                    ===========    ===========    ===========
   Issuance of common shares for LifePlan merger    $    50,000    $      --      $      --
                                                    ===========    ===========    ===========
   Preferred B stock dividend                       $    10,000    $      --      $      --
                                                    ===========    ===========    ===========
   Forgiveness of stockholder debt                  $     7,227    $      --      $      --
                                                    ===========    ===========    ===========
   Cancellation of Treasury stock                   $    (8,767)   $      --      $      --
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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2007 and 2006, the Company experienced a net loss of $153,870 and $143,476 respectively.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the years ended September 30, 2008 and 2007.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended June 2008 and 2007 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 June 30,      September 30,
                                                   2008             2007
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (43,969)         (43,501)
                                              -------------    -------------
     Net                                      $       4,447    $       4,915
                                              =============    =============

Depreciation expense for the nine months ended June 30, 2008 and the year ended September 30, 2007, was $469 and $722 respectively


NOTE 3 - INTANGIBLE ASSETS

Intangible Assets consisted of the following:

                                                 June 30,      September 30,
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
                                              =============    =============

Amortization expense for the nine months ended June 30, 2008 and the year ended September 30, 2007, was $53,963 and $15,416 respectively.


NOTE 4 - STOCKHOLDERS' DEFICIT

No shares were issued during the period.


NOTE 5  - COMMINTMENTS AND CONTINGENCIES.

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

                                  HIV-VAC, INC.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At June 30, 2008, net operating losses of approximately $6,000,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company accrued consulting fees to certain controlling stockholders in the amounts of $24,000 for the nine month periods ended June 30, 2008 and $24,000 for the nine months ended June 30, 2007. As of June 30, 2008 and September 30, 2007, the balance due to related party stockholders arising from the normal course of business was $538,238 and $537,669 respectively. The advances were non-interest bearing and due on demand.


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

     b) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and continuing our research. Research and development costs for the three months ended June 30, 2008 increased by $9 from $,4,981 for the three months ended June 30, 2007 to $4,990 for the three months ended June 30, 2008. The reduction in costs was a result of a increase in premises costs. Administrative expenditure increased $179 from $4,501 for the quarter ended June 30, 2007 to $4,680 for the quarter ended June 30, 2008. The increase in expenditure was mainly due to an increase in subscription costs. Patent fees reduced by $24,448 from $24,488 for the quarter ended June 30, 2007 to $nil for the quarter ended June 30,2007. The decrease was due to the company returning the patents to the holder. We received no interest income during the quarters ended June 30, 2008 and June 30, 2007.

         We incurred a net loss of $9,826 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended June 30, 2008 compared to $38,004 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended June 30, 2007.

         Research and development costs for the nine months ended June 30, 2007 increased by $144 from $14,868 for the nine months ended June 30, 2007 to $ 15,012 for the nine months ended June 30, 2008. The increase in expenditure is a result of an increase premises costs. General and Administration expenditure decreased by $181 from $14,221 for the nine months ended June 30, 2007 to $14,040 for the nine months ended June 30, 2008. Patent fees reduced by $45,988 from $70,487 for the quarter ended June 30, 2007 to $24,489 for the quarter ended June 30,2008. The reduction in patent fees was due to the Company returning the licensing rights to the licensor in December 01, 2007. This resulted in the Company amortizing the balance of the intangible asset. Under the agreement, the licensor agreed to waive $566,005 in outstanding patent fees. As a result, we incurred a gain of $458,032 or $(0.05) per share based on 9,830,652 weighted average shares outstanding for the nine months ended June 30, 2007 compared to a loss of $111,679 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the nine months ended June 30, 2007.

         We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to June 30, 2008. We have relied on advances of approximately $538,238 from our principal stockholders, trade payables of approximately $548,115, proceeds of $1,196,000 from the sale of common stock, and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of June 30, 2008, we had $944 of cash and cash equivalents.

         Operations for the nine months ended June 30, 2008 have been financed through payables, and a loan from Intracell Vaccines Limited. We seek additional equity or debt financing of up to $7 million which we plan to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

Item 4. Controls and Procedures.

During the nine months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of June, 2008. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of June 30, 2008, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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