Form 10-K
period 2008-09-30
Grupo International Inc
filed 2011-11-02
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
                                       OR

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

                         COMMON STOCK ($.001 PAR VALUE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

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

                                TABLE OF CONTENTS

                                                                            PAGE
PART I
  Item 1.  Business.......................................................    3
  Item 1A. Risk Factors...................................................    9
  Item 1B. Unresolved Staff Comments......................................    9
  Item 2.  Properties.....................................................    9
  Item 3.  Legal Proceedings..............................................    9
  Item 4.  (Removed and Reserved).........................................    9

PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities.............    9
  Item 6.  Selected Financial Data........................................   10
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   10
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....   12
  Item 8.  Financial Statements and Supplementary Data....................  F-1
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   13
  Item 9A. Controls and Procedures........................................   13
  Item 9B. Other Information..............................................   13
PART III
  Item 10. Directors, Executive Officers and Corporate Goverance..........   14
  Item 11. Executive Compensation.........................................   15
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management And Related Stockholder Matters....................   15
  Item 13. Certain Relationships and Related Transactions and
            Director Independence.........................................   16
  Item 14. Principal Accounting Fees and Services.........................   17

PART IV
  Item 15. Exhibits, Financial Statement Schedules........................   17
  Item 14. Disclosure Controls and Procedure..............................   18
SIGNATURES................................................................   18

Item 1. Business.

         We were originally incorporated in Nevada in 1997. We were formerly known as Persona Records Inc, ("Persona") a corporation involved in the marketing and development of music recordings. In November 1998, we merged with Nouveaux Corporation with Persona as the surviving corporation. We changed our name to HIV-VAC Inc in March 2000 and to Grupo International Inc in September 2010.

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

         Competition. We estimate that approximately 30 other companies have been engaged in research to produce an HIV vaccine. To our knowledge, most of these efforts have not produced a viable vaccine. AIDSVAX, a product produced by Vaxgen Inc, completed a phase 3 trial in both the United States and Thialand during 2003, where results showed that the candidate vaccines were ineffective. ALVAC, a vaccine produced by Adventis began a trial in Thialand in the Fall of 2003, but results where disappointing. In 2006, AIDSVAX was used in another phase III trial in combination with ALVAC. The trial recruited 16,402 young adults in Thailand, but 2007 results showed that 74 trial candidates who received a placebo became infected compared to 51 who has received the vaccine candidate. A phase II trial undertaken by Merck was halted pre-maturely in 2007 when it was determined that the vaccine was not effective. The International AIDS Initiative data base shows that there are 2 phase II, three Phase III and seventeen Phase I on-going trials of preventative HIV vaccine candidates.

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

          We terminated the license agreement with the University on December 1, 2007. Under the termination agreement, the University agreed to waive all outstanding royalty payments amounting to $566,005 and the Company agreed to make a cancellation payment of approximately $40,000 when funds are available.

         We also entered into a consulting agreement with Intracell Vaccines pursuant to which Intracell Vaccines agreed to provide us with research, process science, clinical and regulatory support, primarily by making the services of certain Intracell Vaccines personnel available to us. We were also required to reimbursed Intracell Vaccines for all of its costs and expenses relating to the provision of these services. We currently owe Intracell Vaccine Ltd $457,406 in outstanding consulting fees. We ceased using Intracell's services in July 2005.

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

Item 4. (Removed and Reserved)

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

   a) Market Information. Our common shares trade under the symbol "HIVV" in July 2001. Our common shares ceased trading on the OTCBB on February 19, 2004, because we were unable to maintain our full reporting status requirements for financial reasons. We continued trading on the Pink Sheets since February 20, 2004 under the symbol HIVV. We are unable to retrieve historical data on the trading price of our common stock between 2007 and 2008, but believe that the stock traded in the range of $0.01 and $0.05. We currently trade on the Pink Sheets under the symbol GRPI.PK

   b) Holders As of September 30, 2008, there were 325 holders of record based on the records of our transfer agent. This number does not include beneficial owners of our common shares, of which we believe there are a substantial number whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

We did not issue any securities during the period.

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

Our Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have limited vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and updating our research. As a result, for the fiscal year ended September 30, 2008 and the period from January 10, 1997 (date of inception) to September 30, 2008 we incurred approximately $20,902, and $1,793,270 in research and development costs and $20,220 and $795,302 in general and administrative expenses, respectively. During the year we terminated the license agreement with the University of Birmingham. This resulted in the Company incurring an amortization charge over intangible assets of $53,963. Under the termination agreement, the licensor agreed to waive $566,005 in outstanding royalty payments which are reflected in our statement of operations. As a result, we reflected a gain from operations of approximately $455,805 or $(.05) per share based on 9,830,652 weighted average shares outstanding for the fiscal year ended September 30, 2008 compared to loss of approximately $7,152,226 or $(1.02) per share based on 7,045,116 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2008.

We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2008 Through September 30, 2008 we have relied on advances of approximately $538,899 from our principal stockholders, trade payables of approximately $548,978 proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,684,900 to support our limited operations. As of September 30, 2008, we had approximately $897 of cash and cash equivalents. We seek additional equity or debt financing of up to $7 million which we plan to use for HIV-VAC and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to terminate our operations and liquidate our business (see Note 1 to financial statements).

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.


                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
                      AND FROM INCEPTION (JANUARY 10, 1997)
                           THROUGH SEPTEMBER 30, 2008


                                    CONTENTS

Report of Independent Registered Public Accounting Firm                 F-1

Balance Sheets                                                          F-2

Statements of Operations and Comprehensive Income (Loss)                F-3

Statements of Stockholders' Equity (Deficit)                         F-4 - F-8

Statements of Cash Flows                                             F-9 - F-10

Notes to Financial Statements                                       F-11 - F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
HIV-VAC, Inc.


         We have audited the accompanying balance sheets of HIV-VAC, Inc. (the "Company") as at September 30, 2008 and 2007, and the statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2008, and cumulative from inception (January 10, 1997) through to September 30, 2008, except as explained as follows: we did not audit the cumulative date from January 10, 1997 to September 30, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through September 30, 2001, is based solely on the report of other auditors. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. as at September 30, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States.


                                                       /s/ SF Partnership, LLP


Toronto, Canada                                        CHARTERED ACCOUNTANTS
July 6, 2011

HIV-VAC, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2008 and 2007


                                                         2008           2007
                                     ASSETS
Current
    Cash                                          $       897    $       952
    Prepaid and sundry assets                            --           24,489
                                                  -----------    -----------

Total Current Assets                                      897         25,441
Furniture and Equipment, Net (Note 3)                   4,289          4,915
Intangible Asset, Net (Note 4)                           --           53,963
                                                  -----------    -----------

Total Assets                                      $     5,186    $    84,319
                                                  ===========    ===========

                                LIABILITIES AND
                             STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                              $    92,508    $   665,925
    Accrued liabilities                               184,971        148,971
    Advances from related parties (Note 5)            538,899        537,699
                                                  -----------    -----------

Total Liabilities                                     816,378      1,352,595
                                                  -----------    -----------

Stockholders' Deficit

    Preferred stock, $0.01 par value;
     10,000,000 shares authorized
       Series A, non-preferential;
        10,000 issued and outstanding                     100            100
       Series B, convertible, non-preferential;
        300,000 shares issued and outstanding           3,000          3,000

    Common stock, $0.001 par value;
     500,000,000 shares authorized
     9,830,652 shares issued and outstanding            9,831          9,831

    Additional paid in capital                      6,434,160      6,434,160

    Deficit accumulated during
     the development stage                         (7,162,226)    (7,608,031)

    Accumulated other comprehensive loss              (96,057)      (107,336)
                                                  -----------    -----------

Total Stockholders' Deficit                          (811,192)    (1,268,276)
                                                  -----------    -----------

Total Liabilities and Stockholders' Deficit       $     5,186    $    84,319
                                                  ===========    ===========


  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Operations and Comprehensive Income (Loss)
Years Ended September 30, 2008 and 2007 and for the Period from January 10, 1997 (Inception) to September 30, 2008

                                                                              Cumulative
                                                                                    from
                                                                             January 10,
                                                                                    1997
                                                                          (Inception) to
                                                                           September 30,
                                                    2008           2007             2008
Expenses
    Write off of intangible asset (note 4)   $    53,963    $      --      $      53,963
    Royalty fees                                  24,489         98,407        2,045,239
    Research and development costs                20,902         19,870        1,793,270
    General and administrative                    20,220         19,455          795,302
    Depreciation and amortization                    626         16,138          175,165
    Legal fees                                      --             --          1,500,028
    Licensing fees                                  --             --            635,500
    Loss from disposal of assets                    --             --             30,195
                                             -----------    -----------    -------------

                                                 120,200        153,870        7,028,662
                                             -----------    -----------    -------------

Loss from Operations                            (120,200)      (153,870)      (7,028,662)
                                             -----------    -----------    -------------
Other Income (Expense)
    Other expenses                                  --             --           (261,162)
    Other income (Note 6)                        566,005           --            569,779
                                             -----------    -----------    -------------

Total Other Income                               566,005           --            308,617
                                             -----------    -----------    -------------

Income (Loss) from Continuing Operations         445,805       (153,870)      (6,720,045)

Loss from Discontinued Operations                   --             --           (432,181)
                                             -----------    -----------    -------------

Net Income (Loss)                                445,805       (153,870)      (7,152,226)

    Foreign currency
     translation adjustment                       11,279        (49,069)         (96,057)
                                             -----------    -----------    -------------

Comprehensive Income (Loss)                  $   457,084    $  (202,939)   $  (7,248,283)
                                             ===========    ===========    =============
Weighted average number of shares
 outstanding - basic and diluted               9,830,652      9,830,652
                                             ===========    ===========
Income (Loss) per weighted average
 number of shares outstanding -
 basic and diluted                           $      0.05    $     (0.02)
                                             ===========    ===========


  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2008


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2008

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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2008


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2008


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2008


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2008


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
                             ========  ==========  ============  =============  ===========  =============

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
   - September 30, 2004      $ (8,767) $6,435,926  $       --    $     (40,899) $(7,153,064) $    (746,872)
Cancellation of
 Treasury Stock                 8,767      (1,766)         --             --           --             --
Net Loss                         --          --            --             --       (157,621)      (157,621)
Other comprehensive income       --          --            --           14,714         --           14,714
                             --------  ----------  ------------  -------------  -----------  -------------

Balance  - September 30, 200 $   --    $6,434,160  $       --    $     (26,185) $(7,310,685) $    (889,779)
                             ========  ==========  ============  =============  ===========  =============


Balance carried forward
 - September 30, 2005        $   --    $6,434,160  $       --    $     (26,185) $(7,310,685) $    (889,779)
Net Loss                         --          --            --             --       (143,476)      (143,476)
Other comprehensive loss         --          --            --          (32,082)        --          (32,082)
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2006 $   --    $6,434,160  $       --    $     (58,267) $(7,454,161) $  (1,065,337)
                             ========  ==========  ============  =============  ===========  =============



  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2008


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2008 and 2007 and for the Period
from January 10, 1997 (Inception) to September 30, 2008
                                                                                       Cumulative
                                                                                             from
                                                                                      January 10,
                                                                                             1997
                                                                                   (Inception) to
                                                                                    September 30,
                                                             2008           2007             2008
Cash Flows from Operating Activities
    Net income (loss)                                 $   445,805    $  (153,870)   $  (7,152,226)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Amortization and depreciation                          626         16,138          175,165
       Officers' compensation capitalized                    --             --            100,000
       Other expenses relating to Noveaux
        and Lifeplan acquisition                             --             --            261,163
       Issuance of stock for services                        --             --               --
       Issuance of stock for licensing fees                  --             --          2,135,500
       Issuance of stock to directors and
        officers' compensation                               --             --            110,100
       Issuance of option for note payable, current          --             --            140,000
       Issuance of stock for services                        --             --          2,439,300
       Gain on forgiveness of debt                       (566,005)          --           (566,005)
       Decrease in notes payable                             --             --           (140,000)
       Decrease (increase) in prepaid expenses             24,489         (2,979)            --
       Increase in accounts payable                         3,867        105,284          548,978
       Increase in accrued liabilities                     36,000         34,000          184,971
       Write off of intangible asset                       53,963           --             53,963
                                                      -----------    -----------    -------------

Net Cash Used in Operating Activities                      (1,255)        (1,427)      (1,709,091)
                                                      -----------    -----------    -------------

Cash Flows from Investing Activities
    Purchase of license rights                               --             --            (85,000)
    Purchase of furniture and equipment                      --             --            (48,416)
    Cash acquired in acquisition                             --             --            120,272
                                                      -----------    -----------    -------------

Net Cash Used in Investing Activities                        --             --            (13,144)
                                                      -----------    -----------    -------------

Cash Flows from Financing Activities
    Proceeds from issue of preferred
     stock series B                                          --             --             10,000
    Proceeds from issuance of common stock                   --             --            689,164
    Purchase of treasury stock                               --             --            (11,767)
    Proceeds from notes payable                              --             --            140,000
    Proceeds from sale of treasury stock
     and warrants                                            --             --             15,000
    Proceeds (repayment) from advances
     from related parties                                   1,200          1,455          538,899
    Payment of stockholder's loan                            --             --               (272)
    Proceeds from additional paid in capital                 --             --            342,108
                                                      -----------    -----------    -------------

Net Cash Provided by Financing Activities                   1,200          1,455        1,723,132
                                                      -----------    -----------    -------------

Net (Decrease) Increase in Cash                               (55)            28              897
Cash - Beginning of Year                                      952            924             --
                                                      -----------    -----------    -------------

Cash - End of Year                                    $       897    $       952    $         897
                                                      ===========    ===========    =============



  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2008 and 2007 and for the Period
from January 10, 1997 (Inception) to September 30, 2008
                                                                                       Cumulative
                                                                                             from
                                                                                      January 10,
                                                                                             1997
                                                                                   (Inception) to
                                                                                    September 30,
                                                             2008           2007             2008

Supplemental Disclosure of Cash Flow Information

Non Cash Transactions:
    Issuance of common shares for Noveaux merger      $      --      $      --      $     106,525
                                                      ===========    ===========    =============
    Issuance of common shares for Lifeplan merger     $      --      $      --      $      50,000
                                                      ===========    ===========    =============
    Preferred B stock dividend                        $      --      $      --      $      10,000
                                                      ===========    ===========    =============
    Forgiveness of stockholder debt                   $      --      $      --      $       7,227
                                                      ===========    ===========    =============
    Cancellation of Treasury Stock                    $      --      $      --      $      (8,767)
                                                      ===========    ===========    =============









  (The accompanying notes are an integral part of these financial statements.)

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007


2.    Summary of Significant Accounting Policies (cont'd)

      c)    Intangible Asset

            Intangible asset consisted of a licensing right.

            The licensing rights had been previously amortized over the remaining estimated useful life of 12 years commencing April 1999 using the straight line method.

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007


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

      i)    Comprehensive Income (loss)

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007


2.    Summary of Significant Accounting Policies (cont'd)

      l)    Recent Accounting Pronouncements

            Many recent accounting pronouncements have been issued since 2004. The Company has determined that the applicable accounting pronouncements will not have a material affect on the financial statements.


3.    Furniture and Equipment, Net

                                                  2008                     2007
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      Furniture and equipment  $  48,416  $     44,127  $  48,416  $     43,501
                               ---------  ------------  ---------  ------------
      Net carrying amount                 $      4,289             $      4,915
                                          ------------             ------------

      Depreciation expenses for the years ended September 30, 2008 and 2007 were $626 and $722, respectively.


4.    Intangible Asset, Net

                                                  2008                     2007
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------

      License                  $ 185,000  $    185,000  $ 185,000  $    131,037
                               ---------  ------------  ---------  ------------
      Net carrying amount                 $         -              $     53,963
                                          ------------             ------------

      The License Agreement was terminated effective December 1, 2007. Under the termination agreement, the $566,005 in outstanding royalty payments were forgiven.

      Management has assessed that the net value of the license is not recoverable as the Company does not have the ability to use the asset as a result of the termination of the license agreement. The net value of the asset of $53,963 has been written off during the year and the resulting loss has been reflected in net income.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007


5.    Advances From Related Parties
                                                             2008          2007

      Intracell Vacinnes Limited ("Intracell")       $    457,406  $    457,406
      Directors and officers of the Company                81,493        80,293
                                                     ------------  ------------

                                                     $    538,899  $    537,699
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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007



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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007


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


7.    Income Taxes

                                                             2008          2007

      Temporary differences                          $     14,562  $     14,355
      Loss carryforwards                                1,885,254     2,095,867
      Allowance for valuation                          (1,899,816)   (2,110,222)
                                                     ------------  ------------

                                                     $         -   $         -
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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007


8.    Related Party Transactions

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                             2008          2007

      Directors and officers compensation            $     34,000  $     32,000
                                                     ============  ============


9.    Financial Instruments

      a)    Fair Value

            The carrying amount of cash, accounts payable, accrued liabilities, and advances from related parties approximate fair values due to the short term nature of these items.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 24% of expenses for the year ended are denominated in U.K. pound (2007 - 66% of expenses). As at September 30, 2008, 0% of assets and 11% of liabilities are originally denominated in U.K. pound (2007 - 29% of assets and 49% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007


11.   Subsequent Events

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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of September 30, 2008. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The registrant has been delinquent in its SEC filing. Management has only recently prepared the required reports for filing. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of Kevin Murray, who was chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Mr. Murray has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended September 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

                                    PART III

Item 10. Director's And Executive Officers Promoters and Corporate Goverance.

Directors and Executive Officers

Our directors and executive officers during the period were as follows

NAME                                AGE         POSITION
--------                            ---         --------
Kevin W Murray                      56          Director and  CFO
Gordon R B Skinner                  67          Director, Director of Research
Sally del Principe                  52          Director,
John Palethorpe                     65          Vice President

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

Sally Del Principe served as a director of the company from June 2001 to August 13, 2010 and served as Chief Financial Officer from June 2002 to September 2004. She is a resident of United Kingdom and since 1992 has been a partner in Lupton Del Principe Associates, a private company which specializes in credit insurance brokerage.
Ms Del Principe resigned on August 13, 1010

John Palethorpe has served as a Vice President since April of 1999. Since 1979, Mr. Palethorpe has been the Chairman and Managing Director of Stourbridge Forklift Co. Ltd., a company that acts as an agent for the sale of Desta and Hyundai Forklifts. He is also the Chairman and managing director of the following companies: Randcrown Ltd., a property and investment company incorporated in 1979; J.Rigg Construction Ltd a property maintenance and repair company incorporated in 1979; and Tionmartin Ltd., a company that sells used forklifts and has been incorporated since 1975 and Vaccine Research International Plc, a corporation involved in the development of a Staphyloccocal vaccine. He has been involved in the financing of the development of our proposed vaccine since 1993. Mr Palethorpe resigned as Vice President on August 5, 2010

         There are no familial relationships between any of the Company's executive officers and directors.

         Conflicts of Interest

         Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Our management, together, both directly and indirectly, hold 75.62% of our common stock. There can be no assurance that management will resolve all conflicts of interest in favor of HIV-VAC.

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

Item 11. Executive Compensation.

         As of the fiscal year ended September 30, 2008, we have accrued compensation to our executive officers as follows:


                        Annual Compensation      Long Term Compensation
                        -------------------      ----------------------
                                                          Stock Awards
                         Fiscal                            and Other
Name and Position         Year      Salary       Bonus    Compensation
Kevin Murray              2006    $  16,000      $  -     $         -
CEO, CFO                  2007    $  16,000      $  -     $         -
                          2008    $  17,000      $  -     $         -

Dr. Gordon Skinner        2006    $  16,000      $  -     $         -
Director, Director of     2007    $  18,000      $  -     $         -
Research                  2008    $  17,000      $  -     $         -

Sally Del Principe        2006    $  -           $  -     $         -
                          2007    $  -           $  -     $         -
                          2008    $  -           $  -     $         -

John Palethorpe           2006    $  -           $  -     $         -
Vice President            2007    $  -           $  -     $         -
                          2008    $  -           $  -     $         -


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


Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholders Matters.


         The following chart sets forth certain information with respect to the beneficial ownership of the common stock and the Series A preferred stock of the Company as of September 30, 2008: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of September 30, 2008, the Company had 9,830,652 shares of common stock outstanding, 10,000 Series A preferred shares outstanding and 1,000,000 Series B preferred shares outstanding.


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

Director Independence. The Company's board of directors consisted of Kevin W. Murray, Dr Gordon Skinner,and Sally Del Principe. Mr. Murray and Dr Gordon Skinner are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the year ended September 30, 2008, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We paid aggregate fees and expenses of approximately $2,000 and $2,000, respectively, _ during 2008 and 2007, respectively, for work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from S F Partnership LLP for the years September 30, 2008 and 2007, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from S F Partnership LLP during 2008 and 2007.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the years ended September 30, 2008 and 2007 were approved by the board of directors pursuant to its policies and procedures.

Item 15. Exhibits, Financial Statement Schedules

     (a) Exhibits:
     (a)(1) List of Financial statements included in Part II hereof

     Balance Sheets, September 30, 2008 and 2007
     Statements of Operations for the years ended September 30, 2008 and 2007 Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2008 and 2007 Statements of Cash Flows for the years ended September 30, 2008 and 2007 Notes to the Financial Statements

     (a)(2)  List of Financial Statement schedules included in Part IV hereof:
             None
     (a)(3)  Exhibits


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


 HIV-VAC, Inc.

By:     /s/ KEVIN MURRAY
        ------------------------------
           President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ KEVIN MURRAY              Chief Financial Officer     September 30, 2011
    ---------------------
    Kevin Murray


By: /s/ KEVIN MURRAY              Director                    September 30, 2011
    ---------------------
    KEVIN MURRAY

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