Form 10-Q
period 2008-12-31
Grupo International Inc
filed 2011-11-03
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008
                                       OR

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

                                  HIV-VAC INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF DECEMBER 2008 (UNAUDITED)                               3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2008 (UNAUDITED)                                    4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2008 (UNAUDITED)                                  5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-10

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           11
        AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES                                             12

PART II-- OTHER INFORMATION                                                 13

ITEM 1. LEGAL PROCEEDINGS                                                   13

ITEM 1A RISK FACTORS                                                        13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     13

ITEM 4. REMOVED OR RESERVED                                                 13

ITEM 5. OTHER INFORMATION                                                   13

ITEM 6. EXHIBITS                                                            13
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                 December 31,    September 30,
                                                     2008             2008
                                                 ------------    -------------
Current Assets
  Cash and equivalents                           $        841    $         897
                                                 ------------    -------------
     Total current assets                                 841              897
                                                 ------------    -------------

Furniture and equipment, net                            4,154            4,289
                                                 ------------    -------------
Total assets                                     $      4,995    $       5,186
                                                 ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
     Related parties                                  539,078          538,899
     Accrued Liabilities                              194,471          184,971
     Accounts payable                                  74,749           92,508
                                                 ------------    -------------
     Total Current Liabilities                        808,298    $     816,378
                                                 ------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized Series A,
    non-preferential; 10,000 issued and
    Outstanding                                           100              100
   Series B, convertible, non-preferential;
    1,000,000 and -0- shares issued and
    outstanding, respectively                           3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,830,652 and 9,830,652 shares issued
    and outstanding, respectively                       9,831            9,831
   Additional paid in capital                       6,434,160        6,434,160
   Deficit accumulated during
    the development stage                          (7,172,771)      (7,162,226)
   Accumulated other comprehensive loss               (77,623)         (96,057)
                                                 ------------    -------------
    Total stockholders' equity (deficit)             (803,303)        (811,192)
                                                 ------------    -------------
    Total liabilities and
    stockholders' equity (deficit)               $      4,995    $       5,186
                                                 ============    =============

See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     FOR THE QUARTERS ENDED DECEMBER 31, 2008, 2007 AND FOR THE PERIOD FROM
               JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2008


                                                                   Period from
                                                                    January 10,
                                                                       1997
                                        Quarter        Quarter     (Inception)
                                         Ended          Ended           to
                                     December 31,   December 31,   December 31,
                                         2008           2007           2008
                                     ------------   ------------   ------------
Expenses
  Write down of intangible asset             --           53,963         53,963
  Patent fees                                --           24,489      2,045,239
  Research and development costs            5,230          5,024      1,798,500
  General and administrative                5,180          4,680        800,482
  Depreciation and amortization               135            156        175,300
  Legal fees                                 --             --        1,500,028
  Licensing fees                             --             --          635,500
  Loss from disposal of assets               --             --           30,195
                                     ------------   ------------   ------------
                                           10,545         88,312      7,039,207
                                     ------------   ------------   ------------

    Loss from operations                  (10,545)       (88,312)    (7,039,207)
                                     ------------   ------------   ------------
Other Income (Expense)
  Other expenses                             --             --         (261,162)
  Interest income                            --          566,005        569,779
                                     ------------   ------------   ------------
    Total other income (expense)             --          566,005        308,617
                                     ------------   ------------   ------------

    Loss from continuing operations       (10,545)       477,693     (6,730,590)

Loss from discontinued operations            --             --         (432,181)
                                     ------------   ------------   ------------

Net profit (loss)                         (10,545)       477,693     (7,162,771)
                                     ============   ============   ============
  Foreign Currency
   Translation Adjustment                 (18,576)         1,863        (77,622)
                                     ------------   ------------   ------------


Comprehensive Loss                        (29,121)       479,556     (7,240,393)
                                     ============   ============   ============
  Profit(Loss) per weighted number
   of outstanding shares- basic
   and diluted                       $       0.00   $       0.05
                                     ============   ============

Weighted average number of common
 shares outstanding during period
 - basic and diluted                    9,830,653      9,830,653
                                     ============   ============

See accompanying notes to unaudited condensed financial statements.




                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2008 AND 2007 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED)


                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2008            2008            2007
                                                    ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net profit (loss)                                 $ (7,162,771)   $    (10,545)   $    477,693
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                       175,300             135             157
     Officers' compensation capitalized                  100,000            --              --
     Other expenses relating to Noveaux and
     LifePlan  acquisitions                              261,163            --              --
     Issuance of stock for services                    2,439,300            --              --
     Issuance of stock for licensing fees              2,135,500            --              --
     Issuance of stock for directors and
      officers compensation                              110,100            --              --
     Issuance of stock for note payable                  140,000            --              --
     Gain on forgiveness of debt                        (566,005)           --          (566,005)
     (Decrease) in notes payable                        (140,000)           --              --
     Write-down of intangible asset                       53,963            --            53,963
     Increase (decrease) in accrued liabilities          744,124          10,175           9,516
                                                    ------------    ------------    ------------
Net Cash Used in Operating Activities                 (1,709,326)           (235)           (187)
                                                    ------------    ------------    ------------
Cash Flow From Investing Activities:
   Purchase of patent rights                             (85,000)           --              --
   Purchase of furniture and equipment                   (48,416)           --              --
   Purchase of treasury stock                            (11,767)           --              --
   Cash acquired in acquisition                          120,272            --              --
                                                    ------------    ------------    ------------
Net Cash Used in Investing Activities                    (13,144)           --              --
                                                    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred stock
    series B                                              10,000            --              --
   Proceeds from issuance of common stock                689,164            --              --
   Purchase of treasury stock                            (11,767)           --              --
   Proceeds from notes payable                           140,000            --              --
   Proceeds from advances from related parties           539,078             179             179
   Proceeds from sale of treasury stock and
    warrants                                              15,000            --              --
   Payment of stockholder's loan                            (272)           --              --
   Proceeds from additional paid in capital              342,108            --              --
                                                    ------------    ------------    ------------
Net Cash Provided by Financing Activities              1,723,311             179             179
                                                    ------------    ------------    ------------

Net increase (decrease) in cash                              841             (56)             (8)
Cash and equivalents at beginning of period                 --               897             952
                                                    ------------    ------------    ------------
Cash and equivalents at end of period               $        841    $        841    $        944
                                                    ============    ============    ============

See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2008 AND 2007 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED)


                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2008            2008            2007
                                                    ------------    ------------    ------------
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:


   Issuance of common shares for Noveaux merger     $    106,525    $       --      $       --
                                                    ============    ============    ============
   Issuance of common shares for LifePlan merger    $     50,000    $       --      $       --
                                                    ============    ============    ============
   Preferred B stock dividend                       $     10,000    $       --      $       --
                                                    ============    ============    ============
   Forgiveness of stockholder debt                  $      7,227    $       --      $       --
                                                    ============    ============    ============
   Cancellation of treasury stock                   $     (8,767)   $       --      $       --
                                                    ============    ============    ============






See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2008.
                                   (UNAUDITED)

The unaudited condensed financial statements of HIV-VAC, Inc. included herein have been prepared by HIV-VAC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of HIV-VAC's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. These financial statements should be read in conjunction with HIV-VAC's audited financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2008.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: HIV-VAC, Inc. (the "Company"), formerly known as Personna Records, Inc. (Personna) was incorporated on January 10,1997 in the State of Nevada. Personna (originally known as Sonic Records, Inc.) was engaged in the production and distribution of musical records. In April 1998, Personna merged with Nouveaux Corporation whereby Personna became the surviving corporation. The Company changed its name to Grupo International Inc on September 30, 2010.

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2008 , the Company experienced a net gain of $445,805, after accounting for a gain on the forgiveness of debt amounting to $566,005. For the year ended December 31, 2007, the Company recorded a loss of $153,870 The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product, and attain profitable operations.

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

Income Taxes: The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit were recognized due to the Company not having any material operations for the periods ended December 31, 2008 and 2007.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finical statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended December 31 2008, and 2007 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                               December 31,    September 30,
                                                   2008             2008
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,840
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (44,262)         (44,127)
                                              -------------    -------------
     Net                                      $       4,154    $       4,289
                                              =============    =============

Depreciation expense for the three months ended December 31, 2008 and the year ended September 30, 2008, was $135 and $722 respectively.

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

The Company failed to attract financing as agreed under the agreement with Intracell Vaccine Ltd, and on August 7, 2001 the Company amended the agreement with Intracell , whereby Intracell agreed to waive its right to terminate the assignment of license agreement provided that the Company issue an additional 3,000,000 of its common shares to Intracell and 7,500,000 options to purchase shares of common stock of the Company. Such options expired on September 1, 2007. The market value of the shares issued to Intracell which amounted to $1.5 million was expensed to patent fees.

Because it was unlikely that the company would commercialize the patents prior to their expiration in 2011, the Company terminated the license agreement with the University of Birmingham on December 01, 2007. Under the termination agreement, the University agreed to waive past royalty payments outstanding in the amount of $566,005.

NOTE 5 - STOCKHOLDERS' EQUITY

No shares were issued by the Company during the quarters ended December 31, 2008 and December 31, 2007 reporting period

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

                                  HIV-VAC, INC.

NOTE 7 - INCOME TAXES

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At December 31, 2008, net operating losses of approximately $6,000,000 are available for carry forward against future years' taxable income and begin expiring in the year 2014. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus no valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company accrued $9,000 in directors fees for certain controlling stockholders for the three month period ended December 31, 2008 and $8,000 for the three months ended December 31, 2007. As of December 31, 2008 and September 30, 2007, the balance due to related party stockholders arising from the normal course of business was $539,078 and $538,999 respectively.

NOTE 9  -  SUBSEQUENT EVENTS

    a) On August 23, 2010, the Company entered into an irrevocable agreement to acquire 80% of the issued and outstanding share capital of Richard Y Lange, a Mexican corporation, through the issue of 8,000,000 of the Company's common shares valued at $0.25 per common share. Under the agreement, Richard Y Lange warrants that shareholders equity in Richard Y Lange will not be less than 70,000,000 pesos ($5,995,000). Richard Y Lange is involved in construction, property development and product distribution. It also owns a block plant and a sand pit. The agreement will close as soon as Richard Y Lange has verified its assets through audit or as agreed to by the parties. The Company represents, at Closing, there will be 10,421,916 common shares and 300,000 Preferred "B" shares outstanding. Thus the Company has agreed to reduce the number of common shares by 8,736.

    b) The Company changed its name to Grupo International Inc. on September 2, 2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. In 2000 we began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and general research.. To date, we have been unable to obtain the funding that we need to move forward to a phase I trial. We returned the License that we held for the vaccine back to the licensor, as the license expires in 2011 and we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents. Under the termination agreement, the licensor agreed to forgo $566,005 in outstanding royalty payments, and the Company agreed to pay a cancelation fee of $34,357 when funds become available.

         Research and development costs for the three months ended December 31, 2008 increased by $106 from $5,024 for the three months ended December 31, 2007 to $5,230 for the three months ended December 31, 2008. The increase in expenditure was due to a weaker US dollar. Administrative expenditure increased by $500 from $4,680 for the three months ended December 31, 2007 to $5,180 for the three months ended 31 December 2008. For the quarter ended December 31, 2007, we incurred a gain of $566,005 from the forgiveness of debt by the licensor. We also incurred an impairment charge of $53,963 on the intangible assets. We achieved a loss of $10,545 or $(0.00) per share based on 9,830,653 weighted average shares outstanding for the quarter ended December 31, 2008 compared to a gain of $477,693 or $0.05 per share based on 9,830,653 weighted average shares outstanding for the quarter ended December 31, 2007. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to December 31, 2008. Through December 31, 2008 we have relied on advances of approximately $539,078 from our principal stockholders, trade payables of approximately $549,653, proceeds of $1,196,000 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of December 31, 2008, we had $841 of cash and cash equivalents. Operations for the three months ended December 31, 2008 have been financed through a loan from related parties and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

Item 3. Controls and Procedures.

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Kevin W. Murray, the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Murray concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

No securities were issued during the period under review.

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


                                                   HIV-VAC, INC.


                                                   /s/ Kevin W. Murray
                                                   -----------------------------
                                                   Kevin W. Murray
                                                   President and CEO