Form 10-Q
period 2009-03-31
Grupo International Inc
filed 2011-12-05
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009
                                       OR

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

 Large accelerated filer |_|            Accelerated filer |_|
 Non-accelerated filer |_|              Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

There are 10,430,652 shares of common stock outstanding and 300,000 shares of preferred series "B" stock outstanding as of September 30, 2011.

                                  HIV-VAC INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF MARCH 31, 2009 (UNAUDITED)                              3

         CONDENSED STATEMENTS OF OPERATIONS
            SIX MONTHS ENDED MARCH 31, 2009 AND 2008
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2009 (UNAUDITED)                                       4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2009 (UNAUDITED)                                     5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           12
        AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES                                             13

PART II-- OTHER INFORMATION                                                 14

ITEM 1. LEGAL PROCEEDINGS                                                   14

ITEM 1A RISK FACTORS                                                        14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4. REMOVED OR RESERVED                                                 14

ITEM 5. OTHER INFORMATION                                                   14

ITEM 6. EXHIBITS                                                            14
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS

                                                    March 31,     September 30,
                                                      2009             2008
                                                 -------------    -------------
Current Assets
  Cash and equivalents                           $         837    $         897
                                                 -------------    -------------
     Total current assets                                  837              897
                                                 -------------    -------------

Furniture and equipment, net                             4,017            4,289
                                                 -------------    -------------
Total assets                                     $       4,854    $       5,186
                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
    Related parties                                    539,258          538,899
    Accued Liabilities                                 203,971          184,971
    Accounts payable                                    73,760           92,508
                                                 -------------    -------------
     Total Current Liabilities                         816,989    $     816,378
                                                 -------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
     Series A, non-preferential;
      10,000 issued and Outstanding                        100              100
     Series B, convertible,
      non-preferential; 1,000,000 and
      -0- shares issued and
      outstanding, respectively                          3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,830,652 and 9,830,652 shares
    issued and outstanding, respectively                 9,831            9,831
   Additional paid in capital                        6,434,160        6,434,160
   Deficit accumulated during the
    development stage                               (7,183,302)      (7,162,226)

   Accumulated other comprehensive loss                (75,924)         (96,057)
                                                 -------------    -------------
    Total stockholders' equity (deficit)              (812,135)        (811,192)
                                                 -------------    -------------
     Total liabilities and stockholders'
      equity (deficit)                           $       4,854    $       5,186
                                                 =============    =============


See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                  Period from
                                                                                                  January 10,
                                                                                                     1997
                                              Three Months Ended         Six Months Ending        (Inception)
                                          ------------------------    ------------------------        to
                                           March 31,     March 31,     March 31,     March 31,     March 31,
                                             2009          2008          2009          2008          2009
                                          ----------    ----------    ----------    ----------    -----------
Expenses
  Research and development costs               5,215         4,998        10,445        10,022      1,793,714
  General and administrative                   5,181         4,680        10,361         9,360        825,663
  Legal fees                                    --            --            --            --        1,500,028
  Licensing fees                                --            --            --            --          635,500
  Patent fees                                   --            --            --          24,489      2,045,239
  Depreciation and amortization                  135           156           271           313        175,436
  Loss on disposal of assets                    --            --            --            --           30,195
  Write down of intangible asset                --            --            --          53,963         53,963
  Gain on forgiveness of debt                   --            --            --        (566,005)      (566,005)
                                          ----------    ----------    ----------    ----------    -----------
                                              10,531         9,834        21,076       467,858      6,493,733
                                          ----------    ----------    ----------    ----------    -----------
    Loss from operations                     (10,531)       (9,834)      (21,076)      467,858     (6,493,733)
                                          ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                                --            --            --            --         (261,162)
  Interest income                               --            --            --            --            3,774
                                          ----------    ----------    ----------    ----------    -----------
    Total other income (expense)                --            --            --            --         (257,388)
                                          ----------    ----------    ----------    ----------    -----------
    Loss from continuing operations          (10,531)       (9,834)      (21,077)      467,858     (6,707,992)
    Loss from Discontinued Operations           --            --            --            --         (432,181)
                                          ----------    ----------    ----------    ----------    -----------
              Net loss                       (10,531)       (9,834)      (21,077)      467,858     (7,183,302)
                                          ==========    ==========    ==========    ==========    ===========
    Foreign Currency
     Translation Adjustment                    1,699           111        20,275         1,974        (75,924)
                                          ----------    ----------    ----------    ----------    -----------

              Comprehensive Loss              (8,832)       (9,723)         (802)      469,832     (7,259,226)
                                          ==========    ==========    ==========    ==========    ===========
Loss per weighted average number of
 Shares outstanding - basic and diluted   $    (0.00)   $    (0.00)   $    (0.00)   $     0.05
                                          ----------    ----------    ----------    ----------
Weighted average number of common
 shares outstanding during
 period - basic and diluted                9,830,652     9,830,652     9,830,652     9,830,652
                                          ==========    ==========    ==========    ==========


See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD
        FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

                                                     Period from
                                                     January 10,
                                                         1997
                                                     (Inception)     For the Six Months Ended
                                                          to        --------------------------
                                                       March 31,      March 31,      March 31,
                                                         2009           2009           2008
                                                     -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net profit (loss)                                  $(7,173,302)   $   (21,077)   $   467,858
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                       175,436            271            313
     Officers' compensation capitalized                  100,000           --             --
     Other expenses relating to
      Noveaux acquisition                                261,163           --             --
     Issuance of stock for services                    2,439,300           --             --
     Issuance of stock for licensing fees              2,135,500           --             --
     Issuance of stock for  directors and
      officers compensation                              110,100           --             --
     Issuance of stock for note payable                  140,000           --             --
     Gain on forgiveness of debt                        (566,005)          --         (566,005)
     Write down of intangible asset                       53,963           --           53,963
     Decrease in prepaid expenditure                        --             --           24,489
     (Decrease) in notes payable                        (140,000)          --             --
     Increase in payables & accrued liabilities          754,335         20,387         19,015
                                                     -----------    -----------    -----------
Net Cash Used in Operating Activities                 (1,709,510)          (419)          (367)
                                                     -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                             (85,000)          --             --
   Purchase of furniture and equipment                   (48,416)          --             --
   Cash acquired in acquisition                          120,272           --             --
                                                     -----------    -----------    -----------
Net Cash Used in Investing Activities                    (13,144)          --             --
                                                     -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred
    stock series B                                        10,000           --             --
   Proceeds from issuance of common stock                689,164           --             --
   Preferred dividends paid                                 --             --             --
   Purchase of treasury stock                            (11,767)          --             --
   Proceeds from sale of treasury stock
    and warrants                                          15,000           --             --
   Payment of stockholder's loan                            (272)          --             --
   Proceeds from additional paid in capital              342,108           --             --
                                                     -----------    -----------    -----------

Net Cash Provided by Financing Activities              1,723,491            359            359
                                                     -----------    -----------    -----------
Net increase (decrease) in cash                              837            (60)            (8)

Cash and equivalents at beginning of period                 --              897            952
                                                     -----------    -----------    -----------
Cash and equivalents at end of period                $       837    $       837    $       944
                                                     ===========    ===========    ===========

See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD
        FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED)


                                                     Period from
                                                     January 10,
                                                         1997
                                                     (Inception)     For the Six Months Ended
                                                          to        --------------------------
                                                       March 31,      March 31,      March 31,
                                                         2009           2009           2008
                                                     -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
Non Cash Transactions:

   Issuance of common shares for Noveaux merger      $   106,525    $      --      $      --
                                                     ===========    ===========    ===========
   Issuance of common shares for LifePlan merger     $    50,000    $      --      $      --
                                                     ===========    ===========    ===========
   Preferred B stock dividend                        $    10,000    $      --      $      --
                                                     ===========    ===========    ===========
   Issuance of stock to directors and officers       $   110,100    $      --      $      --
                                                     ===========    ===========    ===========
   Forgiveness of stockholder debt                   $     7,227    $      --      $      --
                                                     ===========    ===========    ===========
   Cancellation of treasury Stock                    $    (8,767)   $      --      $      --
                                                     ===========    ===========    ===========





See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2009.
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2008 , the Company experienced a net gain of $445,805, after accounting for a gain on the forgiveness of debt amounting to $566,005. For the year ended September 30, 2008, the Company recorded a loss of $153,870 The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product, and attain profitable operations.

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

                                  HIV-VAC, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  CONTINUED

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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods endedMarch 31, 2009, and 2008 are computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2009             2008
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (44,399)         (44,127)
                                              -------------    -------------
     Net                                      $       4,017    $       4,289
                                              =============    =============

Depreciation expense for the six months ended March 31, 2009 and the year ended September 30, 2008, was $271 and $626 respectively

NOTE 3 - STOCKHOLDERS' EQUITY

No stock was issued during the reporting period.

NOTE 4  - ADVANCES FROM RELATED PARTIES

                                                 March 31,        Sept 30,
                                                   2009             2008
                                              -------------    -------------

Intracell Vacinnes Limited ("Intracell")      $     457,406    $     457,406
Directors and officers of the Company                81,852           81,493
                                              -------------    -------------

                                              $     539,258    $     538,899
                                              =============    =============


Intracell is a related party to the Company by virtue of the Company's controlling shareholders owning Intracell.

These advances are non-interest bearing, unsecured and have no specified terms for repayment.

NOTE 5 - RELATED PARTY TRANSACTIONS

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                 March 31,        March 31,
                                                   2009             2008
                                              -------------    -------------

      Directors and officers compensation     $      18,000    $      16,000
                                              =============    =============

                                  HIV-VAC, INC.

NOTE 6 - FINANCIAL INSTRUMENTS

      a)    Fair Value

            The carrying amount of cash, accounts payable, accrued liabilities, and advances from related parties approximate fair values due to the short term nature of these items.

            The financial instruments of the Company have been classified into levels using a fair value hierarchy.

            Level 1 valuation is determined by unadjusted quoted prices in active markets for identical assets and liabilities. The Company's cash of $837 is classified into Level 1.

            Level 2 valuation is based upon inputs other than quoted prices included in level 1 that are observable for the instrument either directly or indirectly. The Company's accounts payable of $73,760, accrued liabilities of $203,971 and advances from related parties of $539,258 are classified into level 2.

            Level 3 valuation is for assets or liabilities that are not based on observable market data.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 7% of expenses for the period ended are denominated in U.K. pound (2008 - 33% of expenses). As at March 31, 2009, 10% of liabilities are originally denominated in U.K. pound (2008 - 11% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.

NOTE 7 - INCOME TAXES
                                                 March 31,        Sept 30,
                                                   2009             2008
                                              -------------    -------------
      Temporary differences                   $      14,836    $      14,562
      Loss carryforwards                          2,067,441        1,885,254
      Allowance for valuation                    (2,082,277)      (1,899,816)
                                              -------------    -------------

                                              $        --      $        --
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

                                  HIV-VAC, INC.

NOTE 8  -  SUBSEQUENT EVENTS

a) On August 23, 2010, the Company entered into an irrevocable agreement to acquire 80% of the issued and outstanding share capital of Richard Y Lange, a Mexican corporation, through the issue of 8,000,000 of the Company's common shares valued at $0.25 per common share. Under the agreement, Richard Y Lange warrants that shareholders equity in Richard Y Lange will not be less than 70,000,000 pesos ($5,995,000). Richard Y Lange is involved in construction, property development and product distribution. It also owns a block plant and a sand pit. The agreement will close as soon as Richard Y Lange has verified its assets through audit or as agreed to by the parties. The Company represents, at Closing, there will be 10,421,916 common shares and 300,000 Preferred "B" shares outstanding. Thus the Company has agreed to reduce the number of common shares by 8,736


b)    The Company changed its name to Grupo International Inc. on September 2,
      2010.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and researching our proposed vaccine. We have been unable to raise sufficient working capital to commence trials. As a result, research and development costs for the three months ended March 31, 2009 increased by $217 from $4,998 for the three months ended March 31, 2007 to $5,215 for the three months ended March 31, 2009. Administrative expenditure increased by $501 from $4,680 for the quarter ended March 31, 2008 to $5,181 for the quarter ended March 31, 2009. The increase was due to an increase in directots costs, offset by a reduction in subscription costs. The Company received no interest income during the quarters ended March 31, 2009 and March 31, 2008. We incurred a net loss of $10,531 or $(0.01) per share based on 9,830,653 weighted average shares outstanding for the quarter ended March 31, 2009 compared to a loss of $9,834 or $(0.01) per share based on 9,830,653 weighted average shares outstanding for the quarter ended March 31, 2008.

         Research and development costs for the six months ended March 31, 2009 increased by $423 from $10,022 for the six months ended March 31, 2008 to $10,445 for the six months ended March 31, 2009. The increase in expenditure was a result of increased director accrued offset by lower premises costs due a weaker dollar. General and Administration expenditure for the six months ended March 31, 2009 increased by $1,001 from $9,360 for the six months ended March 31, 2008 to $10,361 for the six months ended March 31, 2009 due to a increase in directors accrued costs. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to March 31, 2007. We have relied on advances of approximately $539,258 from our principal stockholders, trade payables of approximately $543,392, proceeds of $1,196,000 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of March 31, 2009, we had approximately $837 of cash and cash equivalents. Operations for the six months ended March 31, 2009 have been financed through a loan from Intracell Vaccines Limited, and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10Q-SB

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of September 2011.


                                               HIV-VAC, INC.


                                               /s/ Kevin W. Murray
                                               -----------------------
                                               Kevin W. Murray
                                               President and CEO