Form 10-Q
period 2009-06-30
Grupo International Inc
filed 2011-12-05
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009
                                       OR

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

 Large accelerated filer |_|            Accelerated filer |_|
 Non-accelerated filer |_|              Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

There were 10,430,652 shares of common stock outstanding, and 300,000 shares of preferred series "B" stock outstanding as of September 30, 2011.

                                  HIV-VAC INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF JUNE 2009 (UNAUDITED)                                  3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 2009 AND 2008
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            JUNE 30, 2009(UNAUDITED)                                        4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            JUNE 30, 2009 (UNAUDITED)                                      5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)              7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION          12
 AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES                                            13

PART II-- OTHER INFORMATION                                                15

ITEM 1. LEGAL PROCEEDINGS                                                  15

ITEM 1A RISK FACTORS                                                       15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    15

ITEM 4. REMOVED OR RESERVED                                                15

ITEM 5. OTHER INFORMATION                                                  15

ITEM 6. EXHIBITS                                                           15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Unaudited)
                                     ASSETS
                                                     June 30,      September 30,
                                                       2009             2008
                                                   ------------    ------------
Current Assets
  Cash and equivalents                             $        872    $        897
                                                   ------------    ------------
     Total current assets                                   872             897
                                                   ------------    ------------
Furniture and Equipment, Net (Note 3)                     3,882           4,289
                                                   ------------    ------------
Total assets                                       $      4,754    $      5,186
                                                   ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts Payable                                    86,796          92,508
     Accrued Liabilities                                213,471         184,971
     Related Parties (Note 8)                           539,467         538,899
                                                   ------------    ------------
     Total Current Liabilities                          839,734    $    816,378
                                                   ------------    ------------
Stockholders' Deficit
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
     Series A, non-preferential;
      10,000 issued and outstanding                         100             100
     Series B, convertible,
      non-preferential; 1,000,000 and
      1,000.000 shares issued and
      outstanding, respectively                           3,000           3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,831,652 shares issued and
    outstanding, respectively                             9,831           9,831
   Additional paid in capital                         6,434,160       6,434,160
   Deficit accumulated during the
    development stage                                (7,193,977)     (7,162,226)
   Accumulated other comprehensive loss                 (88,094)        (96,057)
                                                   ------------    ------------
    Total stockholders' deficit                        (834,980)       (811,192)
                                                   ------------    ------------
     Total liabilities and
      stockholders' deficit                        $      4,754    $      5,186
                                                   ============    ============



See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS ENDED JUNE 30, 2009 & 2008, THE NINE MONTHS ENDED JUNE 30,
                       2009 & 2008 AND FOR THE PERIOD FROM
                  JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2009
                                   (UNAUDITED)

                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                         Three Months Ended          Nine Months Ending       (Inception)
                                      ------------------------    ------------------------        to
                                       June 30,      June 30,      June 30,      June 30,      June 30,
                                         2009          2008          2009          2008          2009
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  Research and development costs           5,329         4,990        15,774        15,012      1,799,043
  General and administrative               5,210         4,680        15,570        14,040        830,873
  Legal fees                                --            --            --            --        1,500,028
  Licensing fees                            --            --            --            --          635,500
  Patent fees                               --            --            --          24,489      2,045,239
  Loss on disposal of assets                --            --            --            --           30,195
  Depreciation and amortiszation             135           156           407        54,432        175,572
  Write down of intangible assets           --            --            --            --           53,963
  Gain on forgiveness of debt               --            --            --        (566,005)      (566,005)
                                      ----------    ----------    ----------    ----------    -----------
                                          10,674         9,826        31,751      (458,032)     6,504,408
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                 (10,674)       (9,826)      (31,751)      458,032     (6,504,408)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
                                            --            --            --            --            3,774
                                      ----------    ----------    ----------    ----------    -----------
                                            --            --            --            --         (257,388)
                                      ----------    ----------    ----------    ----------    -----------
  Loss from continuing operations        (10,674)       (9,826)      (31,751)      458,032     (6,761,796)
  Loss from Discontinued Operations         --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------
     Net loss                            (10,674)       (9,826)      (31,751)      458,032     (7,193,977)
                                      ==========    ==========    ==========    ==========    ===========

  Foreign Currency Translation
   Adjustment                            (12,170)           (0)        7,963         1,974        (88,093)

    Comprehensive Loss                   (22,844)       (9,826)      (23,788)      460,006     (7,282,070)
                                      ==========    ==========    ==========    ==========    ===========

  Loss per weighted average share
   of common stock outstanding
   - basic and diluted                $    (0.00)   $    (0.00)   $    (0.00)   $     0.05
                                      ==========    ==========    ==========    ==========

Weighted average number of
 common shares outstanding during
 period - basic and diluted            9,830,652     9,830,652     9,830,652     9,830,652
                                      ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED)


                                                   Period from
                                                   January 10,
                                                      1997
                                                   (Inception)     For the Nine Months Ended
                                                       to         --------------------------
                                                    June 30,        June 30,       June 30,
                                                      2009            2009           2008
                                                   -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                         $(7,183,977)       (31,751)       458,032
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                     175,572            407            469
     Officers' compensation capitalized                100,000           --             --
     Other expenses relating to
      Noveaux acquisition                              261,163           --             --
     Issuance of stock for services                  2,439,300           --             --
     Issuance of stock for licensing fees            2,135,500           --             --
     Issuance of stock for  directors and
      officers compensation                            110,100           --             --
     Issuance of option for note payable               140,000           --             --
     Increase  in prepaid expenditure                     --             --           24,489
     Gain on forgiveness of debt                      (566,005)          --         (566,005)
     (Decrease) in notes payable                      (140,000)          --             --

     Write-down of intangible asset                     53,963           --           53,963
     Increase in current liabilities                   764,700         30,751         28,505
                                                   -----------    -----------    -----------
Net Cash Used in Operating Activities               (1,709,684)          (593)          (547)
                                                   -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                           (85,000)          --             --
   Purchase of furniture and equipment                 (48,416)          --             --
   Cash acquired in acquisition                        120,272           --             --
                                                   -----------    -----------    -----------
Net Cash Used in Investing Activities                  (13,144)          --             --
                                                   -----------    -----------    -----------

Cash Flows from Financing Activities:

   Proceeds from issue of preferred stock series B      10,000           --             --
   Proceeds from issuance of common stock              689,164           --             --
   Purchase of treasury stock                          (11,767)          --             --
   Proceeds from notes payable                         140,000           --             --
   Proceeds from advances from related parties         539,467            568            539
   Proceeds from sale of treasury stock and
    warrants                                            15,000           --             --
   Payment of stockholder's loan                          (272)          --             --
   Proceeds from additional paid in capital            342,108           --             --
                                                   -----------    -----------    -----------

Net Cash Provided by Financing Activities            1,723,700            568            539
                                                   -----------    -----------    -----------

Net increase (decrease) in cash                            872            (25)            (8)

Cash and equivalents at beginning of period               --              897            952
                                                   -----------    -----------    -----------
Cash and equivalents at end of period              $       872    $       872    $       944
                                                   ===========    ===========    ===========


See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED)


                                                   Period from
                                                   January 10,
                                                      1997
                                                   (Inception)     For the Nine Months Ended
                                                       to         --------------------------
                                                    June 30,        June 30,       June 30,
                                                      2009            2009           2008
                                                   -----------    -----------    -----------






Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Issuance of common shares for Noveaux merger    $   106,525    $      --      $      --
                                                   ===========    ===========    ===========
   Issuance of common shares for LifePlan merger   $    50,000    $      --      $      --
                                                   ===========    ===========    ===========
   Preferred B stock dividend                      $    10,000    $      --      $      --
                                                   ===========    ===========    ===========
   Forgiveness of stockholder debt                 $     7,227    $      --      $      --
                                                   ===========    ===========    ===========
      Cancellation of treasury stock               $    (8,767)   $      --      $      --
                                                   ===========    ===========    ===========






See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2009.
                                   (UNAUDITED)


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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended June 30, 2009, and 2008 are computed based on the weighted average common shares outstanding. Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS

Fixed Assets consisted of the following:

                                                 June 30,      September 30,
                                                   2009             2008
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (44,534)         (44,127)
                                              -------------    -------------
     Net                                      $       3,882    $       4,289
                                              =============    =============

Depreciation expense for the nine months ended June 30, 2009 and the year ended September 30, 2008, was $407 and $626 respectively

NOTE 3 - STOCKHOLDERS' EQUITY

No stock was issued during the reporting period.

NOTE 4  - ADVANCES FROM RELATED PARTIES

                                                 June 30,         Sept 30,
                                                   2009             2008
                                              -------------    -------------
Intracell Vacinnes Limited ("Intracell")      $     457,406    $     457,406
Directors and officers of the Company                82,061           81,493
                                              -------------    -------------

                                              $     539,467    $     538,899
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

NOTE 5 - RELATED PARTY TRANSACTIONS

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                 June 30,         June 30,
                                                   2009             2008
                                              -------------    -------------

      Directors and officers compensation     $      27,000    $      24,000
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

            Level 1 valuation is determined by unadjusted quoted prices in active markets for identical assets and liabilities. The Company's cash of $872 is classified into Level 1.

            Level 2 valuation is based upon inputs other than quoted prices included in level 1 that are observable for the instrument either directly or indirectly. The Company's accounts payable of $86,796, accrued liabilities of $213,471 and advances from related parties of $539,467 are classified into level 2.

            Level 3 valuation is for assets or liabilities that are not based on observable market data.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 7% of expenses for the period ended are denominated in U.K. pound (2008 - 24% of expenses). As at March 31, 2009, 10% of liabilities are originally denominated in U.K. pound (2008 - 11% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.

NOTE 7 - INCOME TAXES

                                                 June 30,         Sept 30,
                                                   2009             2008
                                              -------------    -------------
      Temporary differences                   $      14,876    $      14,562
      Loss carryforwards                          2,070,603        1,885,254
      Allowance for valuation                    (2,085,479)      (1,899,816)
                                              -------------    -------------
                                              $        --      $        --
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

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and continuing our research. Research and development costs for the three months ended June 30, 2009 increased by $339 from $,4,990 for the three months ended June 30, 2008 to $5,329 for the three months ended June 30, 2009. The reduction in costs was a result of a increase in accrued director costs. Administrative expenditure increased $530 from $4,680 for the quarter ended June 30, 2008 to $5,210 for the quarter ended June 30, 2009. The increase in expenditure was mainly due to an increase in subscription costs. We received no interest income during the quarters ended June 30, 2009 and June 30, 2008.

         We incurred a net loss of $10,674 or $(0.01) per share based on 9,830,653 weighted average shares outstanding for the quarter ended June 30, 2009 compared to $9,826 or $(0.01) per share based on 9,830,653 weighted average shares outstanding for the quarter ended June 30, 2008.

         Research and development costs for the nine months ended June 30, 2009 increased by $762 from $15,012 for the nine months ended June 30, 2008 to $ 15,774 for the nine months ended June 30, 2009. The increase in expenditure is a result of an increased accred director fees offset by a reduction in premesis costs. General and Administration expenditure increased by $1,530 from $14,040 for the nine months ended June 30, 2008 to $15,570 for the nine months ended June 30, 2009. Patent fees expense reduced by $24,489 from $24,489 for the nine months ended June 30, 2009 to $nil for the quarter ended June 30,2008. The reduction in patent fees was due to the Company returning the licensing rights to the licensor in December 01, 2007. The gain on the forgiveness of debt for the nine months ended June 30, 2008 resulted from the Company returning the licensing rights, and the lincensor waivig outstanding royalty paymets. We incurred a loss of $31,151 or $(0.01) per share based on 9,830,653 weighted average shares outstanding for the nine months ended June 30, 2007 compared to a gains of $458,032 or $(0.04) per share based on 9,830,653 weighted average shares outstanding for the nine months ended June 30, 2008.

         We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to June 30, 2009. We have relied on advances of approximately $539,467 from our principal stockholders, trade payables of approximately $551,229, proceeds of $1,196,000 from the sale of common stock, and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of June 30, 2009, we had $872 of cash and cash equivalents.

         Operations for the nine months ended June 30, 2009 have been financed through payables, and a loan from Intracell Vaccines Limited. We seek additional equity or debt financing of up to $7 million which we plan to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

Item 3. Controls and Procedures.

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Mr Murray, the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Mr Murray concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.
(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

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