Form 10-K
period 2009-09-30
Grupo International Inc
filed 2011-12-05
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
                                       OR

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

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I
  Item 1.  Business.......................................................    3
  Item 2.  Properties.....................................................    9
  Item 3.  Legal Proceedings..............................................    9
  Item 4.  Submission of Matters to a Vote of Security-Holders............    9

PART II
  Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters...........................................   10
  Item 6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   10
  Item 7.  Financial Statements and Supplementary Data....................  F-1
  Item 8.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................   14
PART III
  Item 9.  Directors and Executive Officers of the Registrant.............   14
  Item 10. Executive Compensation.........................................   15
  Item 11. Security Ownership of Certain Beneficial Owners and
            Management....................................................   16
  Item 12. Certain Relationships and Related Transactions.................   17

PART IV
  Item 13. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K...........................................   17
  Item 14. Disclosure Controls and Procedure..............................   17

SIGNATURES................................................................   18

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

         Our research activities since 2001 have been limited to small in-house projects that have allowed us to maintain our ability to continue development in the future.

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

         It is estimated by the AVERT, and aids awareness group, that 33 million people are currently HIV /AIDS positive, 2.6 million were infected in 2009, and
1.2 million people died of HIV infection in 2009. It is estimated that 22.5 million of infected persons are located in sub-sahara Africa. It is estimated that 1.5 million residents in North America are infected with the HIV/AIDS virus. Due to all of these factors, HIV-1 has been the principal focus of vaccine development and drug treatment.

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

          At year end 30 September 2007, we were in arrears on the payment of license fees due under the license agreement with The University of Birmingham. We cancelled the license agreement with the University in December 2007. Under the cancellation agreement, the University agreed to waive all outstanding royalty payments, and the Company agreed to make a cancellation payment of approximately $39,529 when funds are available.

         We also entered into a consulting agreement with Intracell Vaccines pursuant to which Intracell Vaccines agreed to provide us with research, process science, clinical and regulatory support, primarily by making the services of certain Intracell Vaccines personnel available to us. We were also required to reimbursed Intracell Vaccines for all of its costs and expenses relating to the provision of these services. We did not incur any consulting fees from Intracell for the year ended September 30, 2009 and the year ended September 30, 2008. We currently owe Intracell Vaccines $457,405 in outstanding consulting fees.

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

Item 4. Submission Of Matters To A Vote Of Security-Holders.

         During our fiscal year ended September 30, 2009, no matters were submitted to a vote of our security holders.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

         Our common shares trade under the symbol "HIVV" in July 2001. Our common shares ceased trading on the OTCBB on February 19, 2004, because we were unable to maintain our full reporting status requirements for financial reasons. We continued trading on the Pink Sheets since February 20, 2004 under the symbol HIVV. We have been unable to retrieve historical financial information for our trading activity during the period October 2006 through September 2009, but believe that our shares were trading in the range of between $0.01 and $0.05.

         As of September 30, 2009, there were 328 holders of record based on the records of our transfer agent. This number does not include beneficial owners of our common shares, of which we believe there are a substantial number whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

         Recent Sales of Unregistered Securities

We did not issued any securities during the period

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

Our Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have limited vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and updating our research. As a result, for the fiscal year ended September 30, 2009 and the period from January 10, 1997 (date of inception) to September 30, 2009 we incurred approximately $21,079, and $1,814,349 in research and development costs and $21,728 and $817,030 in general and administrative expenses, respectively. We incurred a loss of $43,350 or $(.01) per share based on 9,830,652 weighted average shares outstanding for the fiscal year ended September 30, 2009 compared to a loss of approximately $7,195,576 or $(.99) per share based on 7,264,104 weighted average shares outstanding for the period from January 10, 1997 (date of inception) to September 30, 2009.

We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to September 30, 2009 Through September 30, 2009 we have relied on advances of approximately $540,129 from our principal stockholders, trade payables of approximately $552,505, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,684,900 to support our limited operations. As of September 30, 2009, we had approximately $847 of cash and cash equivalents. We seek additional equity or debt financing of up to $7 million which we plan to use for HIV-VAC and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to terminate our operations and liquidate our business (see Note 1 to financial statements).

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

Item 7. Financial Statements.


                                  HIV-VAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
                      AND FROM INCEPTION (JANUARY 10, 1997)
                           THROUGH SEPTEMBER 30, 2009






                                    CONTENTS


Report of Independent Registered Public Accounting Firm                 F-1

Balance Sheets                                                          F-2

Statements of Operations and Comprehensive (Loss) Income                F-3

Statements of Stockholders' Equity (Deficit)                         F-4 - F-10

Statements of Cash Flows                                            F-11 - F-12

Notes to Financial Statements                                       F-13 - F-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
HIV-VAC, Inc.


         We have audited the accompanying balance sheets of HIV-VAC, Inc. (the "Company") as at September 30, 2009 and 2008, and the statements of operations and comprehensive (loss) income, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2009, and cumulative from inception (January 10, 1997) through to September 30, 2009, except as explained as follows: we did not audit the cumulative date from January 10, 1997 to September 30, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through September 30, 2001, is based solely on the report of other auditors. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HIV-VAC, Inc. as at September 30, 2009 and 2008 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States.


                                                       /s/ SF Partnership, LLP


Toronto, Canada                                        CHARTERED ACCOUNTANTS
July 6, 2011

HIV-VAC, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2009 and 2008


                                                            2009           2008
                                     ASSETS
Current
    Cash                                             $       847    $       897
Furniture and Equipment, Net (Note 3)                      3,746          4,289
                                                     -----------    -----------

Total Assets                                         $     4,593    $     5,186
                                                     -----------    -----------


                                 LIABILITIES AND
                              STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                                 $    87,356    $    92,508
    Accrued liabilities                                  222,971        184,971
    Advances from related parties (Note 4)               540,129        538,899
                                                     -----------    -----------

Total Liabilities                                        850,456        816,378
                                                     -----------    -----------

Stockholders' Deficit

    Preferred stock, $0.01 par value;
     10,000,000 shares authorized
      Series A, non-preferential;
       10,000 issued and outstanding                         100            100
      Series B, convertible, non-preferential;
       300,000 shares issued and outstanding               3,000          3,000

    Common stock, $0.001 par value;
     500,000,000 shares authorized
     9,830,652 shares issued and outstanding               9,831          9,831

    Additional paid in capital                         6,434,160      6,434,160

    Deficit accumulated during the development stage  (7,205,576)    (7,162,226)

    Accumulated other comprehensive loss                 (87,378)       (96,057)
                                                     -----------    -----------

Total Stockholders' Deficit                             (845,863)      (811,192)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $     4,593    $     5,186
                                                     ===========    ===========



  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
Years Ended September 30, 2009 and 2008 and for the
Period from January 10, 1997 (Inception) to September 30, 2009


                                                                                Cumulative
                                                                                      from
                                                                               January 10,
                                                                                      1997
                                                                            (Inception) to
                                                                             September 30,
                                                     2009           2008              2009

Expenses
    General and administrative                $    21,728    $    20,220    $      817,030
    Research and development costs                 21,079         20,902         1,814,349
    Depreciation and amortization                     543            626           175,708
    Royalty fees                                     --           24,489         2,045,239
    Legal fees                                       --             --           1,500,028
    Licensing fees                                   --             --             635,500
    Write off of intangible assets                   --           53,963            53,963
    Loss from disposal of assets                     --             --              30,195
                                              -----------    -----------    --------------

                                                   43,350        120,200         7,072,012
                                              -----------    -----------    --------------

Loss from Operations                              (43,350)      (120,200)       (7,072,012)
                                              -----------    -----------    --------------
Other Income (Expense)
    Other expenses                                   --             --            (261,162)
    Other income                                     --          566,005           569,779
                                              -----------    -----------    --------------

Total Other Income                                   --          566,005           308,617
                                              -----------    -----------    --------------

(Loss) Income from Continuing Operations          (43,350)       445,805        (6,763,395)

Loss from Discontinued Operations                    --             --            (432,181)
                                              -----------    -----------    --------------

Net (Loss) Income                                 (43,350)       445,805        (7,195,576)

    Foreign currency translation adjustment         8,679         11,279           (87,378)
                                              -----------    -----------    --------------

Comprehensive (Loss) Income                   $   (34,671)   $   457,084    $   (7,282,954)
                                              ===========    ===========    ==============
Weighted average number of shares
 outstanding - basic and diluted                9,830,652      9,830,652
                                              ===========    ===========


Loss per weighted average number of
 shares outstanding - basic and diluted       $      --      $      0.05
                                              ===========    ===========



  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2009


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2009

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



HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2009


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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2009

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


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2009


                                            Preferred Stock
                             -------------------------------------------------
                                   Series A                 Series B                   Common Stock
                             --------------------  ---------------------------  --------------------------
                              Shares     Amount       Shares         Amount        Shares        Amount
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2002          10,000  $      100     1,000,000  $      10,000    7,816,668  $       7,817
Shares issued for to
 directors and officers          --          --            --             --        300,000            300
Shares issued for debt           --          --            --             --      1,290,000          1,290
Net loss                         --          --            --             --           --             --
Other comprehensive loss         --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------
Balance - September 30, 2003   10,000  $      100     1,000,000  $      10,000    9,406,668  $       9,407
                             ========  ==========  ============  =============  ===========  =============
Net Loss                         --    $     --            --    $        --           --    $        --
Other comprehensive loss         --          --            --             --           --             --
Shares issued for services       --          --            --             --        425,000            425
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2004   10,000  $      100     1,000,000  $      10,000    9,831,668  $       9,832
                             ========  ==========  ============  =============  ===========  =============
Cancellation of
 Treasury Stock                  --    $     --        (700,000) $      (7,000)      (1,016) $          (1)
Net Loss                         --          --            --             --           --             --
Other comprehensive income       --          --            --             --           --             --
                             --------  ----------  ------------  -------------  -----------  -------------

Balance  - September 30, 2005  10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============
Net Loss                         --    $     --            --    $        --           --    $        --
Other comprehensive loss         --          --            --             --           --             --
Balance - September 30, 2006   10,000  $      100       300,000  $       3,000    9,830,652  $       9,831
                             ========  ==========  ============  =============  ===========  =============


  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2009


                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
 - September 30, 2002        $ (8,767) $6,098,041  $       --    $      (8,269) $(6,360,434) $    (261,512)
Shares issued for to
 directors and officers          --        49,800          --             --           --           50,100
Shares issued for debt           --       246,010          --             --           --          247,300
Net loss                         --          --            --             --       (510,450)      (510,450)
Other comprehensive loss         --          --            --          (15,222)        --          (15,222)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance - September 30, 2003 $ (8,767) $6,393,851  $       --    $     (23,491) $(6,870,884) $    (489,784)
                             ========  ==========  ============  =============  ===========  =============
Net Loss                     $   --    $     --    $       --    $        --    $  (282,180) $    (282,180)
Other comprehensive loss         --          --            --          (17,408)        --          (17,408)
Shares issued for services       --        42,075          --             --           --           42,500
                             --------  ----------  ------------  -------------  -----------  -------------

Balance - September 30, 2004 $ (8,767) $6,435,926  $       --    $     (40,899) $(7,153,064) $    (746,872)
                             ========  ==========  ============  =============  ===========  =============
Cancellation of
 Treasury Stock              $  8,767  $   (1,766) $       --    $        --    $      --    $        --
Net Loss                         --          --            --             --       (157,621)      (157,621)
Other comprehensive income       --          --            --           14,714         --           14,714
                             --------  ----------  ------------  -------------  -----------  -------------

Balance  - September 30, 2005$   --    $6,434,160  $       --    $     (26,185) $(7,310,685) $    (889,779)
                             ========  ==========  ============  =============  ===========  =============
Net Loss                     $   --    $     --    $       --    $        --    $  (143,476) $    (143,476)
Other comprehensive loss         --          --            --          (32,082)        --          (32,082)
Balance - September 30, 2006 $   --    $6,434,160  $       --    $     (58,267) $(7,454,161) $  (1,065,337)
                             ========  ==========  ============  =============  ===========  =============




  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period from January 10, 1997 (Inception) to  September 30, 2009


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
                             ========  ==========  ============  =============  ===========  =============

                                                                                    Deficit
                                                                   Accumulated  Accumulated          Total
                                       Additional                        Other   During the  Stockholders'
                             Treasury     Paid in  Subscription  Comprehensive  Development         Equity
                                Stock     Capital    Receivable  Income (loss)        Stage      (Deficit)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance carried forward
   - September 30, 2006      $   --    $6,434,160  $       --    $     (58,267) $(7,454,161) $  (1,065,337)
Net loss                         --          --            --             --       (153,870)      (153,870)
Other comprehensive loss         --          --            --          (49,069)        --          (49,069)
                             --------  ----------  ------------  -------------  -----------  -------------
Balance - September 30, 2007 $   --    $6,434,160  $       --    $    (107,336) $(7,608,031) $  (1,268,276)
                             ========  ==========  ============  =============  ===========  =============
Net Income                   $   --    $     --    $       --    $        --    $   445,805  $     445,805
Other comprehensive Income       --          --            --           11,279         --           11,279
                             --------  ----------  ------------  -------------  -----------  -------------
Balance - September 30, 2008 $   --    $6,434,160  $       --    $     (96,057) $(7,162,226) $    (811,192)
                             ========  ==========  ============  =============  ===========  =============
Net loss                     $   --    $     --    $       --    $        --    $   (43,350) $     (43,350)
Other Comprehensive Income       --          --            --            8,679         --            8,679
                             --------  ----------  ------------  -------------  -----------  -------------
Balance - September 30, 2009 $   --    $6,434,160  $       --    $     (87,378) $(7,205,576) $    (845,863)
                             ========  ==========  ============  =============  ===========  =============

  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2009 and 2008 and for the Period from January 10, 1997 (Inception) to September 30, 2009

                                                                                       Cumulative
                                                                                             from
                                                                                      January 10,
                                                                                             1997
                                                                                   (Inception) to
                                                                                    September 30,
                                                             2009           2008             2009
Cash Flows from Operating Activities
    Net loss                                          $   (43,350)   $   445,805    $  (7,195,576)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Amortization and depreciation                          543            626          175,708
       Officers' compensation capitalized                    --             --            100,000
       Other expenses relating to Noveaux and
        Lifeplan acquisition                                 --             --            261,163
       Issuance of stock for licensing fees                  --             --          2,135,500
       Issuance of stock to directors and
        officers' compensation                               --             --            110,100
       Issuance of option for note payable, current          --             --            140,000
       Issuance of stock for services                        --             --          2,439,300
       Gain on forgiveness of debt                           --         (566,005)        (566,005)
       Decrease in notes payable                             --             --           (140,000)
       Increase in prepaid expenses                          --           24,489             --
       Increase  in accounts payable                        3,527          3,867          552,505
       Issuance in accrued liabilities                     38,000         36,000          222,971
       Write-down  of intangible asset                       --           53,963           53,963
                                                      -----------    -----------    -------------

Net Cash Used in Operating Activities                      (1,280)        (1,255)      (1,710,371)
                                                      -----------    -----------    -------------
Cash Flows from Investing Activities
    Purchase of license rights                               --             --            (85,000)
    Purchase of furniture and equipment                      --             --            (48,416)
    Cash acquired in acquisition                             --             --            120,272
                                                      -----------    -----------    -------------

Net Cash Used in Investing Activities                        --             --            (13,144)
                                                      -----------    -----------    -------------
Cash Flows from Financing Activities
    Proceeds from issue of preferred stock series B          --             --             10,000
    Proceeds from issuance of common stock                   --             --            689,164
    Purchase of treasury stock                               --             --            (11,767)
    Proceeds from notes payable                              --             --            140,000
    Proceeds from sale of treasury stock and warrants        --             --             15,000
    Proceeds from advances from related parties             1,230          1,200          540,129
    Payment of stockholder's loan                            --             --               (272)
    Proceeds from additional paid in capital                 --             --            342,108
                                                      -----------    -----------    -------------

Net Cash Provided by Financing Activities                   1,230          1,200        1,724,362
                                                      -----------    -----------    -------------

Net (Decrease) Increase in Cash                               (50)           (55)             847
Cash - Beginning of Year                                      897            952             --
                                                      -----------    -----------    -------------

Cash - End of Year                                    $       847    $       897    $         847
                                                      ===========    ===========    =============

  (The accompanying notes are an integral part of these financial statements.)


HIV-VAC, INC.
(A Development Stage Company)
Statements of Cash Flows
Years Ended September 30, 2009 and 2008 and for the Period from January 10, 1997 (Inception) to September 30, 2009

                                                                                       Cumulative
                                                                                             from
                                                                                      January 10,
                                                                                             1997
                                                                                   (Inception) to
                                                                                    September 30,
                                                             2009           2008             2009

Supplemental Disclosure of Cash Flow Information

Non Cash Transactions:
    Issuance of common shares for Noveaux merger      $      --      $      --      $     106,525
    Issuance of common shares for Lifeplan merger     $      --      $      --      $      50,000
                                                      ===========    ===========    =============
    Preferred B stock dividend                        $      --      $      --      $      10,000
                                                      ===========    ===========    =============
    Forgiveness of stockholder debt                   $      --      $      --      $       7,227
                                                      ===========    ===========    =============
    Cancellation of Treasury Stock                    $      --      $      --      $      (8,767)
                                                      ===========    ===========    =============









  (The accompanying notes are an integral part of these financial statements.)

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


2.    Summary of Significant Accounting Policies (cont'd)

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


2.    Summary of Significant Accounting Policies (cont'd)

      h)    Comprehensive (Loss) Income

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

      k)    Recent Accounting Pronouncements

            In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-05 ("ASU 2009-05"), "Measuring Liabilities at Fair Value", which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. It is anticipated that the adoption will not have a significant impact on the Company's financial statements.

            In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). The standard amends Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures" to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-06 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard will no have an impact on the Company.

            In February 2010, the FASB issued ASU 2010-09 "Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have a significant impact on the Company's financial statements.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


2.    Summary of Significant Accounting Policies (cont'd)

      k)    Recent Accounting Pronouncements (cont'd)

            In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock
            Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13"). This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity's equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2010-13.

            The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.


3.    Furniture and Equipment, Net

                                                  2009                     2008
                                           Accumulated              Accumulated
                                    Cost  Depreciation       Cost  Amortization
                               ---------  ------------  ---------  ------------
      Furniture and equipment  $  48,416  $     44,670  $  48,416  $     44,127
                               ---------  ------------  ---------  ------------
      Net carrying amount                 $      3,746             $      4,289
                                          ------------             ------------

      Depreciation expenses for the years ended September 30, 2009 and 2008 were $543 and $626, respectively.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


4.    Advances from Related Parties
                                                             2009          2008

      Intracell Vacinnes Limited ("Intracell")       $    457,406  $    457,406
      Directors and officers of the Company                82,723        81,493
                                                     ------------  ------------

                                                     $    540,129  $    538,899
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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


5.    Stockholders' Equity (Deficit) (cont'd)

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


5.    Stockholders' Equity (Deficit) (cont'd)

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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


5.    Stockholders' Equity (Deficit) (cont'd)

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


6     Income Taxes
                                                             2009          2008

      Temporary differences                          $     14,741  $     14,562
      Loss carryforwards                                2,064,483     1,885,254
      Allowance for valuation                          (2,079,224)   (1,899,816)
                                                     ------------  ------------

                                                     $         -   $         -
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

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


7.    Related Party Transactions

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                             2009          2008

      Directors and officers compensation            $     36,000  $     34,000
                                                     ============  ============

8.    Financial Instruments

      a)    Fair Value

            The carrying amount of cash, accounts payable, accrued liabilities, and advances from related parties approximate fair values due to the short term nature of these items.

            The financial instruments of the Company have been classified into levels using a fair value hierarchy.

            Level 1 valuation is determined by unadjusted quoted prices in active markets for identical assets and liabilities. The Company's cash of $847 is classified into Level 1.

            Level 2 valuation is based upon inputs other than quoted prices included in level 1 that are observable for the instrument either directly or indirectly. The Company's accounts payable of $87,356, accrued liabilities of $222,971 and advances from related parties of $540,129 are classified into level 2.

            Level 3 valuation is for assets or liabilities that are not based on observable market data.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 7% of expenses for the year ended are denominated in U.K. pound (2008 - 24% of expenses). As at September 30, 2009, 10% of liabilities are originally denominated in U.K. pound (2008 - 11% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.

HIV-VAC, INC. (A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008


9.    Stockholders' Restrictions

      The stockholders of the Company have a pre-emptive right regarding the purchase of stock. Furthermore, the transfer of certain stock is restricted, in accordance with the regulations of the Securities and Exchange Commission ("SEC"). The regulations prevent the transfer of stock, unless a registration statement is in effect, or if the stock is subject to exemption under SEC regulations.


10.   Subsequent Events

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

None

                                    PART III

Item 9. Director's And Executive Officers Promoters And Control Persons, Compliance With Section 16(a) Of The Exchange Act.

Directors and Executive Officers

Our directors and executive officers during the period are as follows

NAME                       AGE         POSITION
--------                   ---         --------
Kevin W Murray             57          Chairman of the Board, President and CEO
Gordon R B Skinner         69          Director, Director of Research
Sally Del Principe         56          Director, Resigned August 2010
John Palethorpe            65          Vice President, Resigned August 2010

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

Sally Del Principe served as a director of the company from June 2001 to August 13, 2010 and served as Chief Financial Officer from June 2002 to September 2004. She is a resident of United Kingdom and since 1992 has been a partner in Lupton Del Principe Associates, a private company which specializes in credit insurance brokerage. Ms Del Pricipe resigned on August 13, 1010

John Palethorpe has served as a Vice President since April of 1999. Since 1979, Mr. Palethorpe has been the Chairman and Managing Director of Stourbridge Forklift Co. Ltd., a company that acts as an agent for the sale of Desta and Hyundai Forklifts. He is also the Chairman and managing director of the following companies: Randcrown Ltd., a property and investment company incorporated in 1979; J.Rigg Construction Ltd a property maintenance and repair company incorporated in 1979; and Tionmartin Ltd., a company that sells used forklifts and has been incorporated since 1975 and Vaccine Research International Plc, a corporation involved in the development of a Staphyloccocal vaccine. He has been involved in the financing of the development of our proposed vaccine since 1993. Mr Palethorpe resigned as Vice President on August 5, 2010

         There are no familial relationships between any of the Company's executive officers and directors.

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

Item 10. Executive Compensation.

         As of the fiscal year ended September 30, 2009, we have accrued compensation to our executive officers as follows:

                        Annual Compensation      Long Term Compensation
                        -------------------      ----------------------
                                                          Stock Awards
                         Fiscal                            and Other
Name and Position         Year      Salary       Bonus    Compensation
Kevin Murray              2006    $  16,000      $  -      $         -
Chairman and CEO          2007    $  17,000      $  -      $         -
                          2008    $  18,000      $  -      $         -

Dr. Gordon Skinner        2006    $  16,000      $  -      $         -
Director, Director of     2007    $  17,000      $  -      $         -
Research                  2008    $  18,000      $  -      $         -

Sally Del Principe        2005    $  -           $  -      $         -
Director and CFO          2006    $  -           $  -      $         -
                          2007    $  -           $  -      $         -

John Palethorpe           2005    $  -           $  -      $         -
Vice President            2006    $  -           $  -      $         -
                          2007    $  -           $  -      $         -

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


Item 11. Security Ownership Of Certain Beneficial Owners And Management.

         The following chart sets forth certain information with respect to the beneficial ownership of the common stock and the Series A preferred stock of the Company as of September 30, 2009: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers
(defined below), and (iv) all directors and executive officers as a group. As of September 30, 2009, the Company had 9,830,652 shares of common stock outstanding, 10,000 Series A preferred shares outstanding and 300,000 Series B preferred shares outstanding.

                                                                            Percentage
Name and Address                 Title of Class               # of shares    of Class
----------------                 --------------               -----------    ----------
Kevin W. Murray                  Common Stock                 2,445,098        24.87%
14 Laurel Blvd
Collingwood, Ontario Canada      Series A Preferred Stock         3,333        33.33%
L9Y 5A8

Gordon Skinner                   Common Stock                 2,445,098        24.87%
Harborough Banks
Old Lapworth Rd                  Series A Preferred Stock         3,333        33.33%
Solihill B94 6Ld
United Kingdom

John Palethorpe                  Common Stock                 2,445,098        24.87%
Knoll Hill
Belbroughton Road                Series A Preferred Stock         3,333        33.33%
Blakedown, Kidderminster
9YLD 3LN
United Kingdom

Sally Del Principe               Common Stock                   100,000         1.03%
Sunny Bank House
32 Moorhall Lane
Stourport on Severn
Worcestershire
DY13 8RB
United Kingdom

Directors and Officers           Common Stock                 7,435,294        75.63%
as a Group                       Series A Preferred Stock        10,000          100%

Tradebay Investments Ltd.        Common Stock                 3,000,000(1)     30.51%
-------------------------------------------

(1) Consists of 3,000,000 common shares issuable upon the conversion of Series B preferred stock held by Tradebay Investments. Rosemary Hunter is the sole
Officer and Director of Tradebay Investments Ltd.

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

Item 13. Exhibits And Reports On Form 8-K

(a)      Exhibits:

   Exhibit
   Number     Description
   ------     -----------
    3.1       Articles of Incorporation, filed as Exhibit to the Form 10-QSB filed May 16, 2000.
    3.2       Amended Articles of Incorporation, filed as Exhibit to the Form
              10-QSB filed August 14, 2001.
    3.3       By-laws, filed as Exhibit to Form 10-QSB filed May 16, 2000.
    3.4       Certificate of Amendment to Certificate of Incorporation, dated as of May 15, 2001, filed as Exhibit to the Form 10-QSB filed August
              14, 2001.
    10.1      License agreement between University of Birmingham and Intracell
              Vaccines Ltd dated November 5, 1998, filed as and Exhibit to the Amended Form 10-KSB filed Oct 22, 2002.
    10.2      License Agreement between HIV-VAC, Inc. and Intracell Vaccines
              Ltd., filed as an Exhibit to the Registration Statement on Form
              SB-2 filed August 22, 2001.
    10.3      Extension of Consulting Agreement between HIV-VAC, Inc. and
              Intracell Vaccines Ltd. dated Oct 1, 2003, filed herewith.
              File University termination agreement ?
    31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         During the period covered by this report, we did not file any current reports on Form 8-K.


Item 14.  Controls and Procedures.

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Kevin W. Murray, the Company's Chief Executive Officer, and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Kevin W. Murray concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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


By: /s/ KEVIN W MURRAY         Chief Executive Officer        September 30, 2011
    ----------------------     & Chief Financial Officer
    Kevin Murray