Form 10-Q
period 2009-12-31
Grupo International Inc
filed 2011-12-05
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2009
                                       OR

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

                                  HIV-VAC INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF DECEMBER 2009 (UNAUDITED)                              3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2009 (UNAUDITED)                                   4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2009 (UNAUDITED)                                  5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION         12-13
        AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES                                            13

PART II-- OTHER INFORMATION                                                14

ITEM 1. LEGAL PROCEEDINGS                                                  14

ITEM 1A RISK FACTORS                                                       14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    14

ITEM 4. REMOVED OR RESERVED                                                14

ITEM 5. OTHER INFORMATION                                                  14

ITEM 6. EXHIBITS                                                           14
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                 December 31,     September 30,
                                                      2009             2008
                                                 -------------    -------------
Current Assets
  Cash and equivalents                           $         831    $         847
                                                 -------------    -------------
     Total current assets                                  831              847
                                                 -------------    -------------

Furniture and equipment, net                             3,628            3,746
                                                 -------------    -------------
Total assets                                     $       4,459    $       4,593
                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accrued liabilities:
     Related parties                                    82,903          540,129
     Accrued Liabilities                               232,471          222,971
     Accounts payable                                   86,944           87,356
                                                 -------------    -------------
     Total Current Liabilities                   $     402,318    $     850,456
                                                 -------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
     Series A, non-preferential;
      10,000 issued and outstanding                        100              100
     Series B, convertible, non-preferential;
      1,000,000 and -0- shares issued and
      outstanding, respectively                          3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,831,652 and 9,831,669 shares issued and
    outstanding, respectively                            9,831            9,831
   Additional paid in capital                        6,891,563        6,434,160
   Deficit accumulated during
    the development stage                           (7,216,203)      (7,205,576)
   Accumulated other comprehensive loss                (86,150)         (87,378)
                                                 -------------    -------------
    Total stockholders' equity (deficit)              (397,859)        (845,863)
                                                 -------------    -------------
     Total liabilities and stockholders'
      equity (deficit)                           $       4,459    $       4,593
                                                 =============    =============

See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     FOR THE QUARTERS ENDED DECEMBER 31, 2009, 2008 AND FOR THE PERIOD FROM
                JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2009

                                                                   Period from
                                                                    January 10,
                                                                       1997
                                        Quarter        Quarter     (Inception)
                                         Ended          Ended           to
                                     December 31,   December 31,   December 31,
                                         2009           2008           2009
                                     ------------   ------------   ------------

Expenses
  Research and development costs            5,311          5,230      1,809,659
  General and administrative                5,197          5,180        842,229
  Legal fees                                 --             --        1,500,028
  Licensing fees                             --             --          635,500
  Patent fees                                --             --        2,045,239
  Depreciation and amortization               118            135        175,826
  Write down of intangible asset             --             --           53,963
  Loss from disposal of assets               --             --           30,195
                                     ------------   ------------   ------------
                                          (10,626)       (10,545)    (7,092,639)
                                     ------------   ------------   ------------

    Loss from operations                  (10,626)       (10,545)    (7,092,639)
                                     ------------   ------------   ------------
Other Income (Expense)
  Other expenses                             --             --         (261,162)
  Interest income                            --             --          569,774
                                     ------------   ------------   ------------
    Total other income (expense)             --             --          308,617
                                     ------------   ------------   ------------

    Profit (Loss) from
     continuing operations                   --          (10,545)    (6,784,022)

Loss from discontinued operations            --             --         (432,181)
                                     ------------   ------------   ------------

Net profit (loss)                         (10,626)       (10,545)    (7,216,203)
                                     ============   ============   ============
  Foreign Currency
   Translation Adjustment                   1,228        (18,576)       (77,622)
                                     ------------   ------------   ------------

Comprehensive Loss                         (9,398)       (29,121)    (7,293,825)
                                     ============   ============   ============
  Profit(Loss) per weighted number
   of outstanding shares - basic
   and diluted                       $      (0.00)  $      (0.00)
                                     ============   ============

Weighted average number of common
 shares outstanding during
 period - basic and diluted             9,830,652      9,830,652
                                     ============   ============

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2009 AND 2008 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED)

                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2009            2009            2008
                                                    ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net profit (loss)                                 $ (7,206,203)   $    (10,626)   $    (10,545)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                       175,826             118             135
     Officers' compensation capitalized                  100,000            --              --
     Other expenses relating to Noveaux
      and LifePlan acquisitions                          261,163            --              --
     Issuance of stock for services                    2,439,300            --              --
     Issuance of stock for licensing fees              2,135,500            --              --
     Issuance of stock for  directors and
      officers compensation                              110,100            --              --
     Issuance of stock for note payable                  140,000            --              --
     Gain on forgiveness of debt                        (566,005)           --              --
     (Decrease) in notes payable                        (140,000)           --              --
     Increase in prepaid expense                            --              --              --
     Write-down of intangible asset                       53,963            --              --
     Increase (decrease) in accrued liabilities          785,789          10,313          (8,259)
                                                    ------------    ------------    ------------
Net Cash Used in Operating Activities                 (1,710,566)           (195)           (235)
                                                    ------------    ------------    ------------

Cash Flow From Investing Activities:
   Purchase of patent rights                             (85,000)           --              --
   Purchase of furniture and equipment                   (48,416)           --              --
   Cash acquired in acquisition                          120,272            --              --
                                                    ------------    ------------    ------------
Net Cash Used in Investing Activities                    (24,911)           --              --
                                                    ------------    ------------    ------------
Cash Flows from Financing Activities:
   Proceeds from issue of
    preferred stock series B                              10,000            --              --
   Proceeds from issuance of common stock                689,164            --              --
   Purchase of treasury stock                            (11,767)           --              --
   Proceeds from notes payable                           140,000            --              --
   Proceeds from advances from related parties           540,308             179             179
   Proceeds from sale of treasury stock and
    warrants                                              15,000            --              --
   Payment of stockholder's loan                            (272)           --              --
   Proceeds from additional paid in capital              342,108            --              --
                                                    ------------    ------------    ------------
Net Cash Provided by Financing Activities              1,724,541             179             179
                                                    ------------    ------------    ------------

Net increase (decrease) in cash                              831             (16)            (56)

Cash and equivalents at beginning of period                 --               847             897
                                                    ------------    ------------    ------------
Cash and equivalents at end of period               $        831    $        831    $        841
                                                    ============    ============    ============


See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2009 AND 2008 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED)


                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2009            2009            2008
                                                    ------------    ------------    ------------

Supplemental Disclosure of Cash Flow Information:
Non Cash Transactions:
   Issuance of common shares for Noveaux merger     $    106,525    $       --      $       --
                                                    ============    ============    ============
   Issuance of common shares for LifePlan merger    $     50,000    $       --      $       --
                                                    ============    ============    ============
   Preferred B stock dividend                       $     10,000    $       --      $       --
                                                    ============    ============    ============
   Issuance of stock to directors and officers      $    110,100    $       --      $       --
                                                    ============    ============    ============
   Forgiveness of stockholder debt                  $      7,227    $       --      $       --
                                                    ============    ============    ============
   Cancellation of treasury stock                   $     (8,767)   $       --      $       --
                                                    ============    ============    ============





See accompanying notes to unaudited condensed financial statements.

                                 HIIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2009.
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed financial statements of HIV-VAC, Inc. included herein have been prepared by HIV-VAC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of HIV-VAC's management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. These financial statements should be read in conjunction with HIV-VAC's audited financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2009.

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

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the year ended September 30, 2009 , the Company experienced a net loss of $43,350, For the year ended September 30, 2008, the Company recorded a gain of $455,805 after accounting for a gain on the forgiveness of debt amounting to $566,005. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product, and attain profitable operations.

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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended December 31, 2009, and 2008 are computed based on the weighted average common shares outstanding. Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                               December 31,    September 30,
                                                   2009             2009
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (44,788)         (44,670)
                                              -------------    -------------
     Net                                      $       3,628    $       3,746
                                              =============    =============

Depreciation expense for the three months ended December 31, 2009 and the year ended September 30, 2008, was $118 and $626 respectively

NOTE 3 - STOCKHOLDERS' EQUITY

No stock was issued during the reporting period.

NOTE 4  - ADVANCES FROM RELATED PARTIES

                                                  Dec 31,         Sept 30,
                                                   2009             2009
                                              -------------    -------------

Intracell Vacinnes Limited ("Intracell")      $        --      $     457,406
Directors and officers of the Company                82,903           82,723
                                              -------------    -------------
                                              $      82,903    $     540,129
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


NOTE 5 - RELATED PARTY TRANSACTIONS

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                  Dec 31           Dec 31
                                                   2009             2008
                                              -------------    -------------

      Directors and officers compensation     $       9,000    $       9,000
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

            Level 1 valuation is determined by unadjusted quoted prices in active markets for identical assets and liabilities. The Company's cash of $831 is classified into Level 1.

            Level 2 valuation is based upon inputs other than quoted prices included in level 1 that are observable for the instrument either directly or indirectly. The Company's accounts payable of $86,944, accrued liabilities of $232,471 and advances from related parties of $82,903 are classified into level 2.

            Level 3 valuation is for assets or liabilities that are not based on observable market data.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 7% of expenses for the period ended are denominated in U.K. pound (2008 - 7% of expenses). As at December 31, 2009, 21% of liabilities are originally denominated in U.K. pound (2008 - 9% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.


NOTE 7 - INCOME TAXES

                                                  Dec 30,         Sept 30,
                                                   2009             2009
                                              -------------    -------------
      Temporary differences                   $      14,776    $      14,741
      Loss carryforwards                          2,067,670        2,064,483
      Allowance for valuation                    (2,082,446)      (2,079,224)
                                              -------------    -------------
                                              $        --      $        --
                                              =============    =============

      Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. In 2000 we began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and general research.. To date, we have been unable to obtain the funding that we need to move forward to a phase I trial. We returned the License that we held for the vaccine back to the licensor, as the license expires in 2011 and we did not believe that we would be able to commercialize the vaccine prior to the expiration of the patents. Under the termination agreement, the licensor agreed to forgo $566,005 in outstanding royalty payments, and the Company agreed to pay a cancelation fee of $38,359 when funds become available.

         Research and development costs for the three months ended December 31, 2009 increased by $81 from $5,230 for the three months ended December 31, 2008 to $5,311 for the three months ended December 31, 2009. The increase in expenditure was due to a weaker US dollar. Administrative expenditure increased by $17 from $5,180 for the three months ended December 31, 2008 to $5,197 for the three months ended 31 December 2009. For the quarter ended December 31, 2009, we incurred a loss of $10,626 or $(0.00) per share based on 9,830,653 weighted average shares outstanding for the quarter ended December 31, 2009 compared to a loss of $10,545 or $0.00 per share based on 9,830,653 weighted average shares outstanding for the quarter ended December 31, 2008. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to December 31, 2009. Through December 31, 2009 we have relied on advances of approximately $82,903 from our principal stockholders, trade payables of approximately $554,149, proceeds of $1,196,000 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of December 31, 2009, we had $831 of cash and cash equivalents. Operations for the three months ended December 31, 2009 have been financed through a loan from related parties and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10Q-SB

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of September, 2011.


                                                      HIV-VAC, INC.


                                                      /s/ Kevin W. Murray
                                                      --------------------------
                                                      Kevin W. Murray
                                                      President, CEO & CFO