Form 10-Q
period 2010-03-31
Grupo International Inc
filed 2011-12-07
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2010
                                       OR

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

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF MARCH 31, 2010 (UNAUDITED)                           3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND
            SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2010 (UNAUDITED)                                    4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            MARCH 31, 2010 (UNAUDITED)                                   5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)             7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        12
 AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK            13

ITEM 4. CONTROLS AND PROCEDURES                                          13

PART II-- OTHER INFORMATION                                              15

ITEM 1. LEGAL PROCEEDINGS                                                15

ITEM 1A RISK FACTORS                                                     15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  15

ITEM 4. REMOVED OR RESERVED                                              15

ITEM 5. OTHER INFORMATION                                                15

ITEM 6. EXHIBITS                                                         15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                           BALANCE SHEETS (Unaudited)
                                     ASSETS

                                                    March 31,     September 30,
                                                      2010             2009
                                                 -------------    -------------
Current Assets
  Cash and equivalents                           $         796    $         847
     Total current assets                                 --                847
                                                 -------------    -------------
Furniture and equipment, net                             3,510            3,746
                                                 -------------    -------------
Total assets                                     $       4,306    $       4,593
                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
  Accounts payable                                      80,815           87,356
  Accrued Liabilities                                  241,971          222,971
  Related parties (Note 4)                              83,193          540,129
                                                 -------------    -------------
     Total Current Liabilities                         405,979    $     850,456
                                                 -------------    -------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
     Series A, non-preferential;
      10,000 issued and outstanding                        100              100
     Series B, convertible, non-preferential;
      1,000,000 and -0- shares issued and
      outstanding, respectively                          3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    9,830,652 and 9,830,652 shares issued
    and outstanding, respectively                        9,831            9,831
   Additional paid in capital                        6,891,564        6,434,160
   Deficit accumulated during the
    development stage                               (7,226,886)      (7,205,576)
   Accumulated other comprehensive loss                (79,282)         (87,378)
                                                 -------------    -------------
    Total stockholders' equity (deficit)              (401,673)        (845,863)
                                                 -------------    -------------
     Total liabilities and
      stockholders' equity (deficit)             $       4,306    $       4,593
                                                 =============    =============

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                          Three Months Ended         Six Months Ending        (Inception)
                                      ------------------------    ------------------------        to
                                       March 31,     March 31,     March 31,     March 31,     March 31,
                                         2010          2009          2010          2009          2010
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  General and administrative               5,308         5,181        10,506        10,361        827,537
  Research and development costs           5,257         5,215        10,568        10,445      1,824,916
  Depreciation and amortization              118           135           236           271        175,944
  Royalty fees                              --            --            --            --        2,045,239
  Legal fees                                --            --            --            --        1,500,028
  Licensing fees                            --            --            --            --          635,500
  Write down of intangible asset            --            --            --            --           53,963
  Loss on disposal of assets                --            --            --            --           30,195
                                      ----------    ----------    ----------    ----------    -----------
                                          10,683        10,531        21,310        21,076      7,093,322
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                 (10,683)      (10,531)       21,310       (21,076)    (7,093,322)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
  Other Income                              --            --            --            --          569,779
                                      ----------    ----------    ----------    ----------    -----------
    Total other income (expense)            --            --            --            --          308,617
                                      ----------    ----------    ----------    ----------    -----------
    Loss from continuing operations      (10,682)      (10,531)      (21,310)      (21,077)    (6,784,705)
    Loss from Discontinued Operations       --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------
              Net loss                   (10,682)      (10,531)      (21,310)      (21,077)    (7,216,886)
                                      ==========    ==========    ==========    ==========    ===========

    Foreign Currency
     Translation Adjustment                5,868         1,699         8,096        20,275        (79,282)
                                      ----------    ----------    ----------    ----------    -----------
              Comprehensive Loss          (4,814)       (8,832)      (13,214)         (802)    (7,296,168)
                                      ==========    ==========    ==========    ==========    ===========
Loss per weighted average number of
 Shares outstanding - basic
 and diluted                               (0.00)        (0.00)        (0.00)        (0.00)
                                      ----------    ----------    ----------    ----------
Weighted average number of common
 shares outstanding during
 period - basic and diluted            9,830,652     9,830,652     9,830,652     9,830,652
                                      ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

                                                   Period from
                                                   January 10,
                                                       1997
                                                   (Inception)     For the Six Months Ended
                                                        to        --------------------------
                                                     March 31,      March 31,      March 31,
                                                       2010           2010           2009
                                                   -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net profit (loss)                                $(7,216,886)   $   (21,310)   $   (21,076)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                     175,944            236            271
     Officers' compensation capitalized                100,000           --             --
     Other expenses relating to
      Noveaux acquisition                              261,163           --             --
     Issuance of stock for services                  2,439,300           --             --
     Issuance of stock for licensing fees            2,135,500           --             --
     Issuance of stock for directors and
      officers compensation                            110,100           --             --
     Issuance of stock for note payable                140,000           --             --
     Gain on forgiveness of debt                      (566,005)          --             --
     Write down of intangible asset                     53,963           --             --
     (Decrease) in notes payable                      (140,000)          --             --
     Increase in payable & accrued liabilities         796,028         20,553         20,386
                                                   -----------    -----------    -----------
Net Cash Used in Operating Activities               (1,710,891)          (520)          (419)
                                                   -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                           (85,000)          --             --
   Purchase of furniture and equipment                 (48,416)          --             --
   Purchase of treasury stock                          (11,767)          --             --
   Cash acquired in acquisition                        120,272           --             --
                                                   -----------    -----------    -----------
Net Cash Used in Investing Activities                  (13,144)          --             --
                                                   -----------    -----------    -----------
Cash Flows from Financing Activities:
   Proceeds from issue of preferred
    stock series B                                      10,000           --             --
   Proceeds from issuance of common stock              689,164           --             --
   Purchase of treasury stock                          (11,767)          --             --
   Proceeds from notes payable                         140,000           --             --
   Proceeds from advances from related parties         540,598            469            359
   Proceeds from sale of treasury stock and
    warrants                                            15,000           --             --
   Payment of stockholder's loan                          (272)          --             --
   Proceeds from additional paid in capital            342,108           --             --
                                                   -----------    -----------    -----------
Net Cash Provided by Financing Activities            1,724,831            469            359
                                                   -----------    -----------    -----------
Net increase (decrease) in cash                            796            (51)           (60)

Cash and equivalents at beginning of period               --              847            897
                                                   -----------    -----------    -----------
Cash and equivalents at end of period              $       796    $       796    $       837
                                                   ===========    ===========    ===========


See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)


                                                   Period from
                                                   January 10,
                                                       1997
                                                   (Inception)     For the Six Months Ended
                                                        to        --------------------------
                                                     March 31,      March 31,      March 31,
                                                       2010           2010           2009
                                                   -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:

   Issuance of common shares for Noveaux merger    $   106,525    $      --      $      --
                                                   ===========    ===========    ===========
   Issuance of common shares for LifePlan merger   $    50,000    $      --      $      --
                                                   ===========    ===========    ===========
   Preferred B stock dividend                      $    10,000    $      --      $      --
                                                   ===========    ===========    ===========
   Forgiveness of stockholder debt                 $     7,227    $      --      $      --
                                                   ===========    ===========    ===========
   Cancellation of Treasury stock                  $    (8,767)   $      --      $      --
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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended March 31, 2010, and 2009 are computed based on the weighted average common shares outstanding. Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 March 31,     September 30,
                                                   2010             2009
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (44,906)         (44,670)
                                              -------------    -------------
     Net                                      $       3,510    $       3,746
                                              =============    =============

Depreciation expense for the six months ended March 31, 2010 and the year ended September 30, 2010, was $236 and $543 respectively


NOTE 3 - STOCKHOLDERS' EQUITY

No stock was issued during the reporting period.

NOTE 4  - ADVANCES FROM RELATED PARTIES

                                                  Mar 31,         Sept 30,
                                                   2010             2009
                                              -------------    -------------
Intracell Vacinnes Limited ("Intracell")      $        --      $     457,406
Directors and officers of the Company                83,193           82,723
                                              -------------    -------------

                                              $      83,193    $     540,129
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

NOTE 5 - RELATED PARTY TRANSACTIONS

The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                  Mar 31,          Mar 31,
                                                   2010             2009
                                              -------------    -------------

      Directors and officers compensation     $      18,000    $      18,000
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

            Level 1 valuation is determined by unadjusted quoted prices in active markets for identical assets and liabilities. The Company's cash of $796 is classified into Level 1.

            Level 2 valuation is based upon inputs other than quoted prices included in level 1 that are observable for the instrument either directly or indirectly. The Company's accounts payable of $80,815, accrued liabilities of $241,971 and advances from related parties of $83,1933 are classified into level 2.

            Level 3 valuation is for assets or liabilities that are not based on observable market data.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 7% of expenses for the period ended are denominated in U.K. pound (2009 - 7% of expenses). As at March 31, 2010, 19% of liabilities are originally denominated in U.K. pound (2009 - 9% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.

NOTE 7 - INCOME TAXES

                                                  Mar 31,         Sept 30,
                                                   2010             2009
                                              -------------    -------------
      Temporary differences                   $      14,811    $      14,741
      Loss carryforwards                          2,074,027        2,064,483
      Allowance for valuation                    (2,088,838)      (2,079,224)
                                              -------------    -------------
                                              $        --      $        --
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

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

We were incorporated in January of 1997, and do not have any significant operating history or financial results. We began our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and researching our proposed vaccine. We have been unable to raise sufficient working capital to commence trials. As a result, research and development costs for the three months ended March 31, 2010 increased by $42 from $5,215 for the three months ended March 31, 2009 to $5,257 for the three months ended March 31, 2010. Administrative expenditure increased by $126 from $5,181 for the quarter ended March 31, 2009 to $5,308 for the quarter ended March 31, 2010. The Company received no interest income during the quarters ended March 31, 2010 and March 31, 2009. We incurred a net loss of $10,683 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2010 compared to a loss of $10,531 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2009. Research and development costs for the six months ended March 31, 2010 increased by $123 from $10,445 for the six months ended March 31, 2009 to $10,568 for the six months ended March 31, 2010. The increase in expenditure was a result of increased premises costs due a weaker dollar. General and Administration expenditure for the six months ended March 31, 2010 increased by $145 from $10,361 for the six months ended March 31, 2009 to $10,506 for the six months ended March 31, 2010. We incurred a net loss of $21,310 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2010 compared to a loss of $21,076 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended March 31, 2009.

         We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to March 31, 2010. We have relied on advances of approximately $83,193 from our principal stockholders, trade payables of approximately $554,057, proceeds of $1,196,272 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,665,600 to support our limited operations. As of March 31, 2010, we had approximately $796 of cash and cash equivalents. Operations for the six months ended March 31, 2010 have been financed through a loans from related parties, and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

Item 4. Controls and Procedures.

During the six months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of March31, 2010. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of March 31, 2010, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended March 31, 2010. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                            HIV-VAC, INC.


                                            /s/ Kevin W. Murray
                                            -------------------------------
                                            Kevin W. Murray
                                            President, CEO & CFO