Form 10-Q
period 2010-06-30
Grupo International Inc
filed 2011-12-07
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010
                                       OR

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

                                  HIV-VAC, INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF JUNE 30, 2010 (UNAUDITED)                              3

         CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS ENDED
            JUNE 30, 2010 AND 2009 AND SIX MONTHS ENDED
            JUNE 30, 2010 AND 2009 AND PERIOD FROM JANUARY 10, 1997
            (DATE OF INCEPTION) TO JUNE 30, 2010 (UNAUDITED)                4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            JUNE 30, 2010 (UNAUDITED)                                      5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           12
          AND RESULTS OF OPERATIONS

ITEM 3. QUANTATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK               13

ITEM 4. CONTROLS AND PROCEDURES                                             13

PART II-- OTHER INFORMATION                                                 15

ITEM 1. LEGAL PROCEEDINGS                                                   15

ITEM 1A RISK FACTORS                                                        15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4. REMOVED OR RESERVED                                                 15

ITEM 5. OTHER INFORMATION                                                   15

ITEM 6. EXHIBITS                                                            15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                  HIV-VAC, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Unaudited)
                                     ASSETS

                                                    June 30,      September 30,
                                                      2010             2009
                                                 -------------    -------------
Current Assets
  Cash and equivalents                           $         755    $         847
                                                 -------------    -------------
     Total current assets                                  755              847
                                                 -------------    -------------
Furniture and Equipment, Net (Note 3)                    3,392            3,746
                                                 -------------    -------------
Total assets                                     $       4,147    $       4,593
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts Payable                                   81,807           87,356
     Accrued Liabilities                               252,471          222,971
     Related Parties (Note 4)                           83,373          540,129
                                                 -------------    -------------
     Total Current Liabilities                         417,651    $     850,456
                                                 -------------    -------------
Stockholders' Deficit
   Preferred stock, $0.01 par value;
    10,000,000 shares authorized
     Series A, non-preferential;
      10,000 issued and outstanding                        100              100
     Series B, convertible, non-preferential;
      1,000,000 and 1,000.000 shares issued
      and outstanding, respectively                      3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    10,180,652 shares and 9,830,652 shares
    Issued and outstanding, respectively                10,181            9,831
   Additional paid in capital                        6,896,213        6,434,160
   Deficit accumulated during the
    development stage                               (7,243,473)      (7,205,576)
   Accumulated other comprehensive loss                (79,525)         (87,378)
                                                 -------------    -------------
     Total stockholders' deficit                      (413,504)        (845,863)
                                                 -------------    -------------
     Total liabilities and
      stockholders' deficit                      $       4,147    $       4,593
                                                 =============    =============

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS ENDED JUNE 30, 2010 & 2009, THE NINE MONTHS ENDED
    JUNE 30, 2010 & 2009 AND FOR THE PERIOD FROM JANUARY 10, 1997 (INCEPTION)
                          TO JUNE 30, 2010 (UNAUDITED)

                                                                                              Period from
                                                                                              January 10,
                                                                                                 1997
                                         Three Months Ended          Nine Months Ending       (Inception)
                                      ------------------------    ------------------------        to
                                       June 30,      June 30,      June 30,      June 30,      June 30,
                                         2010          2009          2010          2009          2010
                                      ----------    ----------    ----------    ----------    -----------
Expenses
  General and administrative              10,717         5,210        21,226        15,570        838,256
  Research and development costs           5,750         5,329        16,318        15,774      1,830,667
  Depreciation and amortization              118           135           353           407        176,061
  Patent fees                               --            --            --            --        2,045,239
  Legal fees                                --            --            --            --        1,500,028
  Licensing fees                            --            --            --            --          635,500
  Write down of intangible assets           --            --            --            --           53,963
  Loss on disposal of assets                --            --            --            --           30,195
                                      ----------    ----------    ----------    ----------    -----------
                                          16,585        10,674        37,897        31,751      7,109,909
                                      ----------    ----------    ----------    ----------    -----------
    Loss from operations                 (16,585)      (10,674)      (37,897)      (31,751)    (7,109,909)
                                      ----------    ----------    ----------    ----------    -----------
Other Income (Expense)
  Other expenses                            --            --            --            --         (261,162)
                                            --            --            --            --          569,779
                                      ----------    ----------    ----------    ----------    -----------
                                            --            --            --            --          308,617
                                      ----------    ----------    ----------    ----------    -----------
    Loss from continuing operations      (16,585)      (10,674)      (37,897)      (31,751)    (6,761,796)
 Loss from Discontinued Operations          --            --            --            --         (432,181)
                                      ----------    ----------    ----------    ----------    -----------
Net loss                                 (16,585)      (10,674)      (37,897)      (31,751)    (7,233,473)
                                      ==========    ==========    ==========    ==========    ===========
  Foreign Currency Translation
   Adjustment                               (243)      (12,170)        7,851         8,005        (88,093)

    Comprehensive  (Loss)/ Gain          (16,828)      (22,844)      (30,046)      (23,746)    (7,321,566)
                                      ==========    ==========    ==========    ==========    ===========
Loss per weighted average share of
 common stock outstanding - basic
 and diluted                          $    (0.00)   $     (0.0)   $    (0.00)   $    (0.00)
                                      ==========    ==========    ==========    ==========
Weighted average number of
 common shares outstanding during
 period - basic and diluted            9,965,267     9,830,652     9,875,524     9,830,652
                                      ==========    ==========    ==========    ==========

See accompanying notes to unaudited condensed financial statements.


                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED)

                                                   Period from
                                                   January 10,
                                                      1997
                                                   (Inception)     For the Nine Months Ended
                                                       to         --------------------------
                                                    June 30,        June 30,       June 30,
                                                      2010            2010           2009
                                                   -----------    -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                         $(7,233,473)        37,897        (31,751)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                     176,062            354            407
     Officers' compensation capitalized                100,000           --             --
     Other expenses relating to
      Noveaux acquisition                              261,163           --             --
     Issuance of stock for licensing fees            2,135,500           --             --
     Issuance of stock for  directors and
      officers compensation                            110,100           --             --
     Issuance of option for note payable               140,000           --             --
     Issuance of stock for services                  2,439,300           --             --
     Gain on forgiveness of debt                      (566,005)          --             --
     (Decrease) in notes payable                      (140,000)          --             --
     Write-down of intangible asset                     53,963           --             --
     Increase in current liabilities                   811,911         36,434         30,751
                                                   -----------    -----------    -----------
Net Cash Used in Operating Activities               (1,711,479)         1,108           (593)
                                                   -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                           (85,000)          --             --
   Purchase of furniture and equipment                 (48,416)          --             --
   Cash acquired in acquisition                        120,272           --             --
                                                   -----------    -----------    -----------
Net Cash Used in Investing Activities                  (13,144)          --             --
                                                   -----------    -----------    -----------
Cash Flows from Financing Activities:
   Proceeds from issue of preferred
    stock series B                                      10,000           --             --
   Proceeds from issuance of common stock              694,164          5,000           --
   Preferred dividends paid                               --             --             --
   Proceeds from notes payable                         140,000           --             --
   Purchase of treasury stock                          (11,767)          --             --
   Proceeds from sale of treasury stock
    and warrants                                        15,000           --             --
   Proceeds from advances from related parties         536,146         (3,983)          --
   Payment of stockholder's loan                          (272)          --             --
   Proceeds from additional paid in capital            342,108           --             --
                                                   -----------    -----------    -----------
Net Cash Provided by Financing Activities            1,725,378          1,016            568
                                                   -----------    -----------    -----------
Net increase (decrease) in cash                            755            (92)           (25)

Cash and equivalents at beginning of period               --              897            897
                                                   -----------    -----------    -----------
Cash and equivalents at end of period              $       755    $       755    $       872
                                                   ===========    ===========    ===========


See accompanying notes to unaudited condensed financial statements.



                                  HIV-VAC, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD
         FROM JANUARY 10, 1997 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED)


                                                   Period from
                                                   January 10,
                                                      1997
                                                   (Inception)     For the Nine Months Ended
                                                       to         --------------------------
                                                    June 30,        June 30,       June 30,
                                                      2010            2010           2009
                                                   -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:

   Issuance of common shares for Noveaux merger    $   106,525    $      --      $      --
                                                   ===========    ===========    ===========
   Issuance of common shares for LifePlan merger   $    50,000    $      --      $      --
                                                   ===========    ===========    ===========
   Preferred B stock dividend                      $    10,000    $      --      $      --
                                                   ===========    ===========    ===========
   Forgiveness of stockholder debt                 $     7,227    $      --      $      --
                                                   ===========    ===========    ===========
   Cancellation of Treasury stock                  $    (8,767)   $      --      $      --
                                                   ===========    ===========    ===========




See accompanying notes to unaudited condensed financial statements.

                                  HIV-VAC, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2010.
                                   (UNAUDITED)


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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended June 30, 2010, and 2009 are computed based on the weighted average common shares outstanding. Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                                  HIV-VAC, INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                                 June 30,      September 30,
                                                   2010             2009
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (45,024)         (44,670)
                                              -------------    -------------
     Net                                      $       3,392    $       3,746
                                              =============    =============

Depreciation expense for the nine months ended June 30, 2010 and the year ended September 30, 2009, was $353 and $626 respectively

NOTE 3 - STOCKHOLDERS' EQUITY

On May 27, 2010, the Company issued 350,000 shares of common stock for an aggregate amount of $5,000 for consulting services.

NOTE 4  - ADVANCES FROM RELATED PARTIES

                                                 June 30,         Sept 30,
                                                   2010             2009
                                              -------------    -------------

Intracell Vacinnes Limited ("Intracell")      $        --      $     457,406
Directors and officers of the Company                83,373           82,723
                                              -------------    -------------
                                              $      83,373    $     540,129
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


NOTE 5 - RELATED PARTY TRANSACTIONS
      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                 June 30,         June 30,
                                                   2010             2009
                                              -------------    -------------
      Directors and officers compensation     $      28,000    $      27,000
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

            Level 1 valuation is determined by unadjusted quoted prices in active markets for identical assets and liabilities. The Company's cash of $7551is classified into Level 1.

            Level 2 valuation is based upon inputs other than quoted prices included in level 1 that are observable for the instrument either directly or indirectly. The Company's accounts payable of $81,807, accrued liabilities of $252,471 and advances from related parties of $83,373 are classified into level 2.

            Level 3 valuation is for assets or liabilities that are not based on observable market data.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 6% of expenses for the period ended are denominated in U.K. pound (2009 - 7% of expenses). As at June 30, 2010, 19% of liabilities are originally denominated in U.K. pound (2009 - 10% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.


NOTE 7 - INCOME TAXES
                                                 June 30,         Sept 30,
                                                   2010             2009
                                              -------------    -------------

      Temporary differences                   $      14,881    $      14,741
      Loss carryforwards                          2,075,712        2,064,483
      Allowance for valuation                    (2,090,593)      (2,079,224)
                                              -------------    -------------
                                              $        --      $        --
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

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Plan of Operation

         We were incorporated in January of 1997, and do not have any significant operating history or financial results. We have only recently begun our vaccine development and marketing operations, including the pre-clinical testing in Russia of our proposed vaccine designed to combat HIV/AIDS, building an infrastructure and continuing our research. Research and development costs for the three months ended June 30, 2010 increased by $421 from $,5,329 for the three months ended June 30, 2009 to $5,750 for the three months ended June 30, 2010. The increase in costs was a result of a increase in accrued director costs. Administrative expenditure increased $5,507 from $5,210 for the quarter ended June 30, 2009 to $10,717 for the quarter ended June 30, 2009. The increase in expenditure was mainly due to an increase in consulting costs of $5,000. We received no interest income during the quarters ended June 30, 2010 and June 30, 2009.
         We incurred a net loss of $16,585 or $(0.00) per share based on 9,965,267 weighted average shares outstanding for the quarter ended June 30, 2010 compared to $10,674 or $(0.00) per share based on 9,830,652 weighted average shares outstanding for the quarter ended June 30, 2009.

         Research and development costs for the nine months ended June 30, 2009 increased by $544 from $15,774 for the nine months ended June 30, 2009 to $ 16,318 for the nine months ended June 30, 2009. The increase in expenditure is a result of an increased accrued director fees offset by a reduction in premises costs. General and Administration expenditure increased by $5,656 from $15,570 for the nine months ended June 30, 2009 to $21,226 for the nine months ended June 30, 2010. The increase was mainly due to an increase in consulting costs of $5,000. As a result, we incurred a loss of $37.897 or $(0.00) per share based on 9,875,524 weighted average shares outstanding for the nine months ended June 30, 2010 compared to a loss of $31,751 or $(0.01) per share based on 9,830,652 weighted average shares outstanding for the nine months ended June 30, 2009.

          We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to June 30, 2009. We have relied on advances of approximately $536,146 from our principal stockholders, trade payables of approximately $371,181, proceeds of $1,196,272 from the sale of common stock, and the issue of stock for fees and/or services in the amount of $4,670,600 to support our limited operations. As of June 30, 2010, we had $755 of cash and cash equivalents.

         Operations for the nine months ended June 30, 2010 have been financed through payables. We seek additional equity or debt financing of up to $7 million which we plan to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see
Note 1 to financial statements).

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

Item 4. Controls and Procedures.

During the nine months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer has concluded that the disclosure controls and procedures were not effective as of June, 2010. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The chief financial officer and chief executive officer has assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended June 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: The Company filed a Form 8-K on June 9, 2010 regarding a Consulting Agreement with Howard Behling a non-affiliate.

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