Form 10-Q
period 2010-12-31
Grupo International Inc
filed 2011-12-07
CIK 1082576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2010

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                          Commission File No. 000-30603

                            grupo international inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                      86-0876846
             ------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
                                 14 Laurel Blvd,
                       Collingwood, Ontario Canada L9Y 5A8
          (Address of principal executive offices, Including zip code)

                                 (705) 446-7242

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

                            GRUPO INTERNATIONAL INC.
                          (A Development Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE
         SHEET AS OF DECEMBER 2010 (UNAUDITED)                               3

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2010 (UNAUDITED)                                    4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 AND
            PERIOD FROM JANUARY 10, 1997 (DATE OF INCEPTION) TO
            DECEMBER 31, 2010 (UNAUDITED)                                  5-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               7-11

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           12
        AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES                                             14

PART II-- OTHER INFORMATION                                                 15

ITEM 1. LEGAL PROCEEDINGS                                                   15

ITEM 1A RISK FACTORS                                                        15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4. REMOVED OR RESERVED                                                 15

ITEM 5. OTHER INFORMATION                                                   15

ITEM 6. EXHIBITS                                                            15
Exhibit 31.1
Exhibit 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                            GRUPO INTERNATIONAL INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS
                                                  December 31,    September 30,
                                                      2010             2010
                                                 -------------    -------------
Current Assets
  Cash and equivalents                           $       1,995    $         847
  Prepaid Expenditure                                    1,125            1,500
                                                 -------------    -------------
     Total current assets                                3,120            2,251
                                                 -------------    -------------

Furniture and equipment, net                             3,172            3,274
                                                 -------------    -------------
Total assets                                     $       6,292    $       5,525
                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accrued liabilities:
     Accounts payable                                   88,091           89,268
     Accrued Liabilities                               273,971          262,971
     Related parties (Note 4)                           87,849           86,119
                                                 -------------    -------------
     Total Current Liabilities                         449,911    $     438,358
                                                 -------------    -------------
Stockholders' Equity (Deficit)
     Series B, convertible, non-preferential;
      1,000,000 and -0- shares issued and
      outstanding, respectively                          3,000            3,000
   Common stock, $0.001 par value;
    500,000,000 shares authorized;
    10,431,652 and 10,431,652 shares
    issued and outstanding, respectively                10,431           10,431
   Additional paid in capital                        6,901,066        6,901,066
   Deficit accumulated during
    the development stage                           (7,273,886)      (7,261,147)
   Accumulated other comprehensive loss                (84,230)         (86,183)
                                                 -------------    -------------
     Total stockholders' equity (deficit)             (443,619)        (432,833)
                                                 -------------    -------------
     Total liabilities and stockholders'
      equity (deficit)                           $       6,292    $       5,525
                                                 =============    =============

See accompanying notes to unaudited condensed financial statements.

                            GRUPO INTERNATIONAL INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     FOR THE QUARTERS ENDED DECEMBER 31, 2010, 2009 AND FOR THE PERIOD FROM
               JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2009

                                                                   Period from
                                                                    January 10,
                                                                       1997
                                        Quarter        Quarter     (Inception)
                                         Ended          Ended           to
                                     December 31,   December 31,   December 31,
                                         2010           2009           2010
                                     ------------   ------------   ------------
Expenses
  General and administrative                6,861          5,197        856,879
  Research and development costs            5,776          5,311      1,842,236
  Depreciation and amortization               102            118        176,282
  Patent fees                                --             --        2,045,239
  Legal fees                                 --             --        1,500,028
  Licensing fees                             --             --          635,500
  Write down of intangible asset             --             --           53,963
  Loss from disposal of assets               --             --           30,195
                                     ------------   ------------   ------------
                                           12,739         10,626      7,140,322
                                     ------------   ------------   ------------

    Loss from operations                  (12,739)       (10,626)    (7,140,322)
                                     ------------   ------------   ------------
Other Income (Expense)
  Other expenses                             --             --         (261,162)
  Interest income                            --             --          569,774
                                     ------------   ------------   ------------
    Total other income (expense)             --             --          308,617
                                     ------------   ------------   ------------

    Profit (Loss) from
     continuing operations                (12,739)       (10,626)    (6,831,705)

Loss from discontinued operations            --             --         (432,181)
                                     ------------   ------------   ------------

Net profit (loss)                         (12,739)       (10,626)    (7,263,886)
                                     ============   ============   ============

  Foreign Currency
   Translation Adjustment                   1,953          1,228        (84,230)
                                     ------------   ------------   ------------

Comprehensive Loss                        (10,786)        (9,398)    (7,348,216)
                                     ============   ============   ============
  Profit(Loss) per weighted
   number of outstanding
   shares- basic and diluted         $      (0.00)  $      (0.00)
                                     ============   ============

Weighted average number of
 common shares outstanding
 during period - basic and diluted     10,430,652      9,830,653
                                     ============   ============




See accompanying notes to unaudited condensed financial statements.


                            GRUPO INTERNATIONAL INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2010 AND 2009 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2010 (UNAUDITED)

                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2010            2010            2009
                                                    ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net profit (loss)                                 $(7,263,886)   $   (12,739)   $   (10,626)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization and depreciation                      176,282            102            118
     Officers' compensation capitalized                 100,000           --             --
     Other expenses relating to Noveaux
      and LifePlan acquisitions                         261,163           --             --
     Issuance of stock for services                   2,449,300           --             --
     Issuance of stock for licensing fees             2,135,500           --             --
     Issuance of stock for  directors and
      officers compensation                             110,100           --             --
     Issuance of stock for note payable                 140,000           --             --
     Gain on forgiveness of debt                       (566,005)          --             --
     (Decrease) in notes payable                       (140,000)          --             --
     Increase (Decrease) in prepaid expense              (1,125)           375           --
     Write-down of intangible asset                      53,963           --             --
     Increase payables and
      in accrued liabilities                            830,359         11,776         10,313
                                                    -----------    -----------    -----------
Net Cash Used in Operating Activities                (1,714,349)          (486)          (195)
                                                    -----------    -----------    -----------

Cash Flow From Investing Activities:
   Purchase of patent rights                            (85,000)          --             --
   Purchase of furniture and equipment                  (48,416)          --             --
   Cash acquired in acquisition                         120,272           --             --
                                                    -----------    -----------    -----------
Net Cash Used in Investing Activities                   (13,144)          --             --
                                                    -----------    -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from issue of preferred
    stock series B                                       10,000           --             --
   Proceeds from issuance of common stock               689,164           --             --
   Purchase of treasury stock                           (11,767)          --             --
   Proceeds from notes payable                          140,000           --             --
   Proceeds from advances from related parties          545,245          1,730            179
   Proceeds from sale of treasury stock and
    warrants                                             15,000           --             --
   Payment of stockholder's loan                           (272)          --             --
   Proceeds from additional paid in capital             342,108           --             --
                                                    -----------    -----------    -----------
Net Cash Provided by Financing Activities             1,729,488          1,730            179
                                                    -----------    -----------    -----------

Net increase (decrease) in cash                           1,995          1,244            (16)
Cash and equivalents at beginning of period                --              751            847
                                                    -----------    -----------    -----------
Cash and equivalents at end of period               $     1,995    $     1,995    $       831
                                                    ===========    ===========    ===========




                            GRUPO INTERNATIONAL INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED DECEMBER 30, 2010 AND 2009 AND FOR THE PERIOD
       FROM JANUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2010 (UNAUDITED)

                                                    Period from
                                                     January 10,
                                                        1997
                                                    (Inception)      For the Three Months Ended
                                                         to         ----------------------------
                                                    December 31,    December 31,    December 31,
                                                        2010            2010            2009
                                                    ------------    ------------    ------------
Supplemental Disclosure of Cash Flow Information:
Non Cash Transactions:
   Issuance of common shares for Noveaux merger     $   106,525    $      --      $      --
                                                    ===========    ===========    ===========
   Issuance of common shares for LifePlan merger    $    50,000    $      --      $      --
                                                    ===========    ===========    ===========
   Preferred B stock dividend                       $    10,000    $      --      $      --
                                                    ===========    ===========    ===========
   Issuance of stock to directors and officers      $   110,100    $      --      $      --
                                                    ===========    ===========    ===========
   Forgiveness of stockholder debt                  $     7,227    $      --      $      --
                                                    ===========    ===========    ===========
   Cancellation of treasury stock                   $    (8,767)   $      --      $      --
                                                    ===========    ===========    ===========





See accompanying notes to unaudited condensed financial statements.

                            GRUPO INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2010.
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed financial statements of GRUPO INTERNATIONAL INC. included herein have been prepared by HIV-VAC pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of GRUPO`s management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included herein. These financial statements should be read in conjunction with GRUPO INTERNATIONAL INC`s audited financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2009.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: GRUPO INTERNATIONAL INC. (the "Company"), formerly known as Personna Records, Inc. (Personna) was incorporated on January 10,1997 in the State of Nevada. Personna (originally known as Sonic Records, Inc.) was engaged in the production and distribution of musical records. In April 1998, Personna merged with Nouveaux Corporation whereby Personna became the surviving corporation. The Company changed its name to HIV-VAC INC in 1998 and to Grupo International Inc on September 30, 2010.

Development Stage Enterprise: GRUPO INTERNATIONAL INC. reverted to a development stage enterprise when it disposed of its music recording assets (March 1999) and commenced the research and development of its HIV vaccine. The Company's principal activities since March 1999 have included defining and conducting research programs, conducting animal clinical trials, raising capital and researching ways to enhance the company's intellectual property. The Company has not yet commenced human trials.

Going Concern: The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital and cash flows from operations. For the years ended September 30, 2010 , the Company experienced a net loss of $55,571, For the year ended September 30, 2009, the Company recorded a loss of $43,350. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product, and attain profitable operations.

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

                            GRUPO INTERNATIONAL INC.

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

Net Loss Per Common Share: Basic and diluted net loss per common share for the periods ended December 31, 2010, and 2009 are computed based on the weighted average common shares outstanding. Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

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

                            GRUPO INTERNATIONAL INC.

NOTE 2 - FIXED ASSETS Fixed Assets consisted of the following:

                                               December 31,    September 30,
                                                   2010             2010
                                              -------------    -------------
  Furniture                                   $         936    $         936
  Equipment                                          47,480           47,480
                                              -------------    -------------
                                                     48,416           48,416
  Less accumulated depreciation                     (45,244)         (45,172)
                                              -------------    -------------
     Net                                      $       3,172    $       3,274
                                              =============    =============

Depreciation expense for the three months ended December 31, 2010 and the year ended September 30, 2010, was $102 and $472 respectively

NOTE 3 - STOCKHOLDERS' EQUITY

No stock was issued during the reporting period.

NOTE 4  - ADVANCES FROM RELATED PARTIES

                                                  Dec 31,         Sept 30,
                                                   2010             2010
                                              -------------    -------------

Directors and officers of the Company                87,849           86,119
                                              -------------    -------------

                                              $      87,849    $      86,119
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

NOTE 5 - RELATED PARTY TRANSACTIONS

The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the year, which are measured at the exchange amount agreed to by the related parties:

                                                  Dec 31,          Dec 31,
                                                   2010             2009
                                              -------------    -------------
Directors and officers compensation           $      10,000    $       9,000
                                              =============    =============

                            GRUPO INTERNATIONAL INC.

NOTE 6 - FINANCIAL INSTRUMENTS

      a)    Fair Value

            The carrying amount of cash, accounts payable, accrued liabilities, and advances from related parties approximate fair values due to the short term nature of these items.

            The financial instruments of the Company have been classified into levels using a fair value hierarchy.

            Level 1 valuation is determined by unadjusted quoted prices in active markets for identical assets and liabilities. The Company's cash of $1.995 is classified into Level 1.

            Level 2 valuation is based upon inputs other than quoted prices included in level 1 that are observable for the instrument either directly or indirectly. The Company's accounts payable of $88,093, accrued liabilities of $273,971 and advances from related parties of $87,849 are classified into level 2.

            Level 3 valuation is for assets or liabilities that are not based on observable market data.

      b)    Currency Risk

            While the reporting currency is in the U.S. Dollar, 6% of expenses for the period ended are denominated in U.K. pound (2009 - 7% of expenses). As at December 31, 2010, 19% of liabilities are originally denominated in U.K. pound (2009 - 21% of liabilities). The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between U.S. dollar and U.K. pound.


NOTE 7 - INCOME TAXES

                                                  Dec 31,         Sept 30,
                                                   2010             2010
                                              -------------    -------------

      Temporary differences                   $      14,771    $      14,741
      Loss carryforwards                          2,068,304        2,064,483
      Allowance for valuation                    (2,083,075)      (2,079,224)
                                              -------------    -------------

                                              $        --      $        --
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

                            GRUPO INTERNATIONAL INC.

NOTE 8  -  COMMINTMENTS AND CONTINGENCIES

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

         Research and development costs for the three months ended December 31, 2010 increased by $465from $5,311 for the three months ended December 31, 2009 to $5,776 for the three months ended December 31, 2010. The increase in expenditure was due to an increase in director costs. Administrative expenditure increased by $1,664 from $5,197 for the three months ended December 31, 2009 to $6,861 for the three months ended 31 December 2010. The increase was due to an increase in salary and filing costs. For the quarter ended December 31, 2010, we incurred a loss of $12,739 or $(0.00) per share based on 10,430,652 weighted average shares outstanding for the quarter ended December 31, 2010 compared to a loss of $10,626 or $0.00 per share based on 9,830,652 weighted average shares outstanding for the quarter ended December 31, 2009. We did not conduct any operations of a commercial nature during the period from January 10, 1997 (date of inception) to December 31, 2010. Through December 31, 2010 we have relied on advances of approximately $545,245 from our principal stockholders, trade payables of approximately $556,388, proceeds of $1,196,000 from the sale of common stock and the issue of stock for fees and/or services in the amount of $4,594,800 to support our limited operations. As of December 31, 2010, we had $1,995 of cash and cash equivalents. Operations for the three months ended December 31, 2010 have been financed through a loan from related parties and an increase in payables. We seek additional equity or debt financing of up to $7 million which we plan to use to use for working capital and to continue implementing pre-clinical and Phase I/II testing of our proposed vaccine. If we do not get sufficient financing, we will not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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